Form 10-K
period 1998-12-31
BIRCH TELECOM INC /MO
filed 1999-03-31
CIK 1057523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

              [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 1998

               [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    --------

                             COMMISSION FILE NUMBER:
                                   333-62797

                               BIRCH TELECOM, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                            43-1766929
         (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)          Identification No.)

             2020 Baltimore Avenue                       64108
             Kansas City, Missouri                     (Zip Code)
   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (816) 300-3000
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:
                            14% Senior Notes due 2008
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. UNLESS THE CONTEXT SUGGESTS OTHERWISE, REFERENCES IN THIS FORM 10-K TO THE "COMPANY" OR "BIRCH" MEAN BIRCH TELECOM, INC. AND ITS WHOLLY OWNED SUBSIDIARIES.

ITEM 1.  BUSINESS

GENERAL

         Birch is a competitive local exchange carrier (CLEC) serving small to mid-sized businesses and, to a lesser extent, residential customers, in selected markets in Missouri, Kansas, and Texas. The Company provides its customers with integrated telecommunications services, including local and long distance service, customer premises equipment (CPE), and Internet services, such as access, web hosting, web site design and Intranet development. Birch provides telecommunications services to its customers through a combination of owned and leased network facilities and resold services. For the year ended December 31, 1998, the Company's total revenue was $26.1 million.

         Birch provides local, long distance, and CPE services in Missouri and Kansas, principally in territories served by Southwestern Bell Telephone Company
(SWBT), including Kansas City, St. Louis and St. Joseph, Missouri and Wichita, Topeka, Manhattan, Lawrence, Emporia, Salina and Dodge City, Kansas. In 1999, the Company began providing local services in selected Texas markets. The Company also provides Internet services in selected markets in Kansas and Missouri. Birch currently operates a long distance circuit switch in Wichita, Kansas and a local/long distance circuit switch in Kansas City, Missouri. The Company expects to deploy additional local/long distance circuit switches in St. Louis, Missouri and Wichita, Kansas, in the second quarter of 1999. Additionally, in 1999, the Company expects to deploy asynchronous transfer mode
(ATM) packet switches in various markets in which it offers telecommunications services.

         Birch was incorporated under the laws of Delaware in December 1996. The Company's principal executive offices are located at 2020 Baltimore Avenue, Kansas City, Missouri 64108 and its telephone number is (816) 300-3000.

RECENT TRANSACTIONS

         In February 1998, Birch merged with Valu-Line Companies, Inc. (Valu-Line) in a transaction valued at $19.5 million, consisting of $4.75 million in cash, 2,968,750 shares of Series A Preferred Stock of the Company having an aggregate liquidation preference of $4.75 million, and 6,593,750 shares of Series C Preferred Stock having an aggregate liquidation preference of $10.0 million. Valu-Line, founded in 1982, has been primarily providing switched long distance services, CPE sales and services and, since March 1997, local service in selected smaller markets throughout the state of Kansas.

         On March 13, 1998, Birch completed a private placement of 6,264,063 shares of its Series B Preferred Stock having an aggregate liquidation preference of $9.5 million and $3.5 million in aggregate principal amount of convertible notes, raising aggregate net proceeds of approximately $12.4 million which were used to pay the cash portion of the consideration for the Valu-Line merger, to repay certain debt and for general corporate purposes. In June 1998, the convertible notes were converted into 2,307,965 shares of Series B Preferred Stock of the Company.

         In May 1998, Birch acquired Dunn & Associates, Inc., d/b/a Boulevard Phone Company (Boulevard), a shared tenant service provider in the Kansas City metropolitan area, for $300,000 in cash.

         In May 1998, Birch acquired Telesource Communications, Inc. (Telesource), a CPE provider in the Kansas City metropolitan area, for $325,000 in cash. In connection with the Telesource acquisition, the Company assumed $290,000 of Telesource's debt which has since been repaid.

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes (the Senior Notes) due June 2008 and 115,000 warrants to purchase 1,409,734 shares of Common Stock of the Company. The warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Senior Notes were subsequently exchanged for substantially identical 14% notes due June 2008 that had been registered under the Securities Act of 1933 in an exchange offer that expired in March 1999.

         In September 1998, the Company purchased certain assets and liabilities of TFSnet, Inc. (TFSnet), an Internet service provider in the Kansas City metropolitan area, for $2.65 million.

         In February 1999, Birch acquired American Local Telecommunications, L.L.C. (ALT), a local service provider in the Dallas metropolitan area for $700,000 in cash and stock.

         In March 1999, Birch acquired Capital Communications Corporation (Capital), a CPE provider in the St. Louis metropolitan area for $3.0 million in cash and additional cash compensation from conversion of Capital's customer base to Birch's local service.

TELECOMMUNICATIONS SERVICES

         Birch's telecommunication services are designed to appeal to small and mid-sized businesses that not only rely on their telecommunications networks, but who also value integrated telecommunications services packages from a single provider.

     Local and Long Distance

         Birch provides local and long distance services to its customers in its markets. Local service is currently provided through resale of SWBT services, through a platform of SWBT's unbundled network elements and through Birch's switch and SWBT's unbundled local loops. Birch's services feature simple long-distance pricing structures and discounted local service packages (compared to SWBT). Birch's services are billed on a single invoice and customer inquiries are directed to a single customer service number. Long distance calling services include outbound, toll free (800/888), and calling card. Customers may subscribe to long distance services provided by other interexchange carriers (IXCs) upon request.

     Customer Premises Equipment

         Birch sells and services CPE, including key systems, PBXs, and voice-mail systems, and provides inside-wire services for commercial accounts, including wiring for data networking. Birch is an authorized equipment distributor for Northern Telecom, Inc. (NORTEL), Toshiba America Information Systems, Inc. and NEC America Inc. As a result of Birch's acquisition of Capital, it now also is an authorized equipment distributor for Executone Information Systems, Inc. and Tadiran Electronic Industries, Inc. in the St. Louis metropolitan area.

     Internet Services

         Birch provides Internet services, including both dial-up and dedicated Internet access services, web hosting, web-site design and Intranet development services. Birch targets customers that use the Internet as their primary wide-area data network, and therefore Birch expects their Internet requirements to grow both in terms of access capacity requirements and in the sophistication of required services.

         In addition to these telecommunication services, in certain geographic areas, Birch provides a combination of equipment, local, long distance and Internet services to multiple tenants of office buildings and complexes in the greater Kansas City metropolitan area. Customers pay a monthly fee based solely on the number of telephone stations they require, the amount of long distance traffic they generate, and the Internet services for which they subscribe.

SALES AND MARKETING

     Sales

         As of December 31, 1998, Birch had a direct sales force of 55 representatives operating from nine offices throughout Missouri and Kansas. Of these representatives, 10 were primarily selling CPE and the remaining 45 were selling Birch's local and long-distance services. These sales representatives are supported by sales managers.

         Birch focuses on converting customers in its targeted small to mid-size business segment, seeking to establish a solid, long-term relationship with its customers. The Company has developed a commission structure that enables it to attract experienced, productive sales people. The Company's commission structure incorporates both a revenue and a local-line quota, and is based on productivity parameters. Birch's sales managers are experienced in disciplined, activity-based sales management.

         Birch does not actively market to residential customers, but has found that its other sales and promotional efforts attract residential customers, many of whom are owners or employees of businesses using Birch's telecommunication services.

     Advertising and Promotion

         Birch conducts an extensive marketing campaign in its local markets, making use of advertising and public relations to position itself in the small to mid-size business segment and contrasting its service attributes with that of SWBT. This marketing campaign includes sponsorship of major local events, affiliations with local organizations, and direct mailings. While the Company does not actively market to residential customers, management believes that its willingness to serve these customers -- unlike many other CLECs -- creates a greater interest in Birch's development among the news media and general public. In the past, Birch market launches have been accompanied by extensive local media coverage.

         In keeping with Birch's philosophy of being accessible to its customers, Birch establishes local sales and customer service offices in many of the cities and towns in its markets. Birch is the only provider of local telephone service that maintains an office in many of these cities and towns. Birch's offices are open to walk-in traffic and often are located in high-profile areas.

     Pricing

         Birch does not intend to position itself as the cheapest provider of services, especially with respect to its long-distance services. Birch targets customers who value the convenience of its service offerings and personalized customer service. Customers who have the highest price sensitivity are likely to move frequently among providers, driving up churn rates.
Birch has historically experienced a low churn rate.

NETWORK FACILITIES

     Ownership of Strategic Facilities

         Birch currently operates a long distance circuit switch in Wichita, Kansas and a local/long distance circuit switch in Kansas City, Missouri. The Company expects to deploy additional circuit switches in St. Louis, Missouri and Wichita, Kansas in the second quarter 1999. Birch's local circuit switches are manufactured by Lucent Technologies, Inc. (Lucent) and are the Series 5ESS(R)-2000 digital models. Birch has a five-year purchase agreement with Lucent that allows it to purchase switching equipment at a discount from published list prices and that contains no minimum purchase requirements.

         In markets where Birch operates a circuit switch, the Company is also collocating its electronic equipment at SWBT's main central office. This allows Birch to connect to transmission lines leased by Birch from SWBT (unbundled loops). Collocation and use of SWBT unbundled loops allows Birch to avoid the extensive capital costs of complete network construction and enables it to build its market share without undertaking a lengthy construction program.

         At the customer's premise, Birch connects unbundled loops directly to customer-owned equipment. Birch also deploys electronic equipment (intelligent channel banks or access servers) that concentrate traffic and enable Birch to obtain higher capacity from the transmission line of the incumbent local exchange carrier (ILEC).

         In addition to its circuit switches, Birch is deploying ATM packet switches in 1999. These packet switches will make use of the same type of monitoring, environmental control and power infrastructure that supports its circuit switches. Initially, the Company will use these packet switches to transmit data over its leased transmission lines, but also plans to also use these packet switches to transmit voice traffic.

     Leasing of Transmission Facilities

         Birch leases transmission facilities connecting Birch's switches with its collocated equipment in SWBT's main central offices and unbundled loops primarily from SWBT. Birch believes that by leasing these local transmission facilities, rather than building them, it is able to access local transmission facilities at a competitive price. Given the existing capacity of local networks, the Company does not anticipate having to build local transmission facilities in the future. Similarly, Birch believes that the existing capacity of long-distance networks renders direct ownership of long distance transmission facilities unnecessary.

         Leasing rather than building transmission lines supports Birch's strategy of rapid local market development insofar as the Company's sales activity is not constrained by network construction. Moreover, Birch's services can generally be made available throughout a metropolitan area utilizing leased transmission facilities rather than at a limited number of locations to which a provider has built transmission facilities.

OPERATIONS

     Emporia Service Center

         Central to Birch's ability to offer excellent service and support its growth is its service center in Emporia, Kansas. This service center processes orders, interfaces with SWBT's operational support systems, provides customer service, trouble resolution, billing and collection for the Company's customers. The Emporia service center provides rapid, human assistance, rather than the automated, cumbersome customer interface currently used by many telecommunications providers.

     Field Technical Operations

         Birch's field technicians service its owned facilities and customer-owned facilities. These technicians install, repair and maintain digital switches, transmission equipment, PBXs, key systems, data equipment and inside wiring, including wiring for data networking. Field technicians are often the most respected source of telecommunications advice for small and mid-sized business customers. Birch believes that having a skilled, in-demand group of technicians supports Birch's CPE customer base and strengthens customer loyalty.

INFORMATION SYSTEMS

         Birch's proprietary information systems provide integrated customer service, ordering, provisioning, trouble tracking and billing. The Company intends to upgrade its existing systems to add capabilities providing for multi-state management of its local networks, automating the provisioning process and improving Birch's billing capabilities. These upgrades are being accomplished through the licensing of industry-leading operations support and billing systems. Birch personnel are responsible for integrating these modules with each other and with the Company's existing systems, and for ongoing management of the systems. The Company also maintains an electronic data interface with SWBT and intends to continuously improve this interface in order to achieve even more efficient provisioning intervals and customer service response.

REGULATION

     Overview

         Telecommunications services provided by Birch are subject to regulation by federal, state and local government agencies. At the federal level, the Federal Communications Commission (FCC) has jurisdiction over interstate and international services. Interstate services are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state. State regulatory commissions (State Commissions) exercise jurisdiction over intrastate services. Additionally, municipalities and other local government agencies may regulate limited aspects of Birch's business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

     In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and State Commissions have adopted many new rules to implement this legislation and encourage competition. These changes are incomplete. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or Birch can be predicted at this time.

     Removal of Entry Barriers

         Federal law prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. This should enable Birch to provide a full range of local telecommunications services in any state. This also reduces the barriers to entry by other potential competitors and therefore increases the level of competition Birch will likely face in all its markets.

     Interconnection with ILEC Facilities

         A CLEC cannot compete effectively with an ILEC in switched local telephone services unless it is able to connect its facilities with the ILEC and obtain access to certain essential services and resources under reasonable rates, terms and conditions. The Telecommunications Act of 1996 (the Telecommunications Act) imposes a number of access and interconnection requirements on all local exchange carriers (LECs), including CLECs, with additional requirements imposed on ILECs. These requirements will provide access to certain networks under reasonable rates, terms and conditions. Specifically, all LECs, including the Company, must provide the following:

         - Telephone Number Portability. Telephone number portability enables a customer to keep the same telephone number when the customer switches LECs.

         - Dialing Parity. All LECs must provide dialing parity, which means that a customer calling to or from a competing LEC network cannot be required to dial more digits than would be required for a comparable call originating and terminating on the other LEC's network.

         - Reciprocal Compensation. The duty to provide reciprocal compensation means that a carrier must terminate calls that originate on another carrier's network in exchange for compensation.

         - Resale. LECs generally may not prohibit or place unreasonable restrictions on the resale of their services by other carriers.

         - Access to Rights-of-Way. All LECs must provide access to their poles, ducts, conduits and rights-of-way to competing carriers on a reasonable, nondiscriminatory basis.

         In addition, ILECs must offer local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users. State commissions are charged with determining the size of this discount. ILECs also must offer access to various unbundled elements of their networks. This requirement allows new entrants to purchase elements of an ILEC's network, at cost-based rates, that may be necessary to provide service to a new entrant's customers. While ILECs are generally required to offer to CLECs interconnection, including reciprocal compensation for mutual termination of traffic, unbundled network elements and services that can be resold by CLECs, ILEC-CLEC interconnection agreements may have short terms, requiring the CLEC to renegotiate the agreements. ILECs may not provide timely provisioning or adequate service quality, thereby impairing a CLEC's reputation with customers who can easily switch back to the ILEC. In addition, the prices set in the agreements or through State Commissions arbitration proceedings may be subject to changes mandated by State Commissions as they develop permanent rules governing interconnection.

         The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its Interconnection Order on August 8, 1996. In July of 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. The Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from separating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements (which would permit a carrier seeking interconnection to "pick and choose" among the terms of various other interconnection agreements between the ILECs and other CLECs). This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In addition, the Supreme Court concluded that it was proper for the FCC to conclude that unbundled network elements could include not only physical facilities such as transmission lines, but also services such as directory assistance, operator services, and vertical switching functions such as caller ID, call waiting, and call forwarding. However, it also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs because the FCC had failed to consider which of those unbundled network elements were "necessary" for the CLEC or would "impair" the ability of the CLEC to provide the services it seeks to offer. The FCC is expected to reconsider the statutory criteria for requiring ILECs to make those network elements available to CLECs during 1999. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC, and the Company cannot predict the ultimate disposition of those matters. The possible impact of this decision, including the portion dealing with unbundled network elements, on existing interconnection agreements between ILECs and CLECs or on agreements that may be negotiated in the future, cannot be determined at this time.

         In June 1997, SWBT notified Birch and other CLECs in SWBT's service territory that it would not pay or collect reciprocal compensation under interconnection agreements for traffic terminated at an Internet service provider (ISP). On December 31, 1997, Birch filed a petition with the Missouri Public Service Commission to arbitrate the terms of an interconnection agreement between Birch and SWBT. In its pleading, Birch claimed, among other things, that ISP traffic is local in nature, and that the rate of reciprocal compensation payments for traffic to an ISP should be the same as the rate for other local calls. On April 23, 1998, the Missouri Public Service Commission ordered the parties, pending final resolution of these issues by the FCC, to compensate each other for ISP traffic at the same rate as is applicable to other local calls. On February 25, 1999, the FCC (1) adopted an order concluding that dial-up traffic to ISPs is jurisdictionally mixed and appears to be primarily interstate in nature, but that parties are bound by existing interconnection agreements, as interpreted by State Commissions, and thus are subject to reciprocal compensation obligations to the extent provided by such agreements or as determined by State Commissions, and (2) issued a notice or proposed rulemaking to determine the appropriate compensation arrangements in the future for this type of traffic. If a decision adverse to Birch is issued on any appeal or review of the order of the Missouri Public Service Commission, or a future rule of the FCC eliminates or changes the compensation for ISP traffic, then the ability of Birch to serve existing and future ISP customers profitably would be limited, which could have a material adverse effect on Birch's business, operating results and financial condition.

     Birch Interconnection Agreements

         Birch has entered into interconnection agreements with SWBT covering Missouri, Kansas and Texas, each of which provides (1) the right to purchase SWBT's local telecommunications services at state-specific wholesale discount percentages (19.2% in Missouri, 21.6% in Kansas, and 21.6% in Texas, in general), and (2) comprehensive terms covering collocation, interconnection, exchange of traffic between the Birch and SWBT networks, access to rights of way, number portability, and Birch's purchase of unbundled network elements from SWBT for transmission facilities to Birch's customers. On March 16, 1999, SWBT provided notice to Birch of its intention to terminate the Missouri and Texas interconnection agreements at the expiration of their terms (May 21, 1999 and January 22, 2000, respectively), and to negotiate the terms and conditions of successor interconnection agreements. Notwithstanding the notice of termination, each of the Missouri and Texas interconnection agreements provides that they will remain in effect until a replacement agreement has been negotiated by the parties, arbitrated (if necessary to resolve any disputed issues), and approved by the Missouri Public Service Commission or Texas Public Utilities Commission respectively.

     SWBT Entry into Long-Distance Service

         Birch's principal competitor in each of its markets is SWBT. Section 271 of the Telecommunications Act establishes procedures under which a Bell Operating Company (BOC), like SWBT, can provide services originating from (and in certain cases, terminating in) its telephone exchange service area ("in-region" interLATA service). SWBT is currently permitted to provide interLATA services to customers outside of its telephone exchange service areas ("out-of-region" interLATA service), and other "incidental" interLATA service. Before SWBT can provide non-incidental in-region interLATA service, it must offer interconnection on terms approved by the State Commission and receive approval from the FCC, with input from the U.S. Department of Justice and State Commissions. The interconnection offered by SWBT must comply with a "competitive checklist" that incorporates the interconnection requirements discussed above, as well as other requirements. SWBT sought authority pursuant to Section 271 to enter the in-region interLATA market in Oklahoma, and this application was denied by the FCC on June 26, 1997. SWBT has filed notices with the Missouri Public Service Commission, Kansas Corporation Commission and Texas Public Utilities Commission of its intention to file Section 271 applications with the FCC in the future, but has no other Section 271 applications pending before the FCC at this time. The Texas Public Utilities Commission and Kansas Corporation Commission concluded that SWBT had not yet met the requirements of the competitive checklist in their respective states. The Missouri Public Service Commission held hearings on SWBT's Section 271 filing in March 1999 and is expected to conclude in the near future whether it believes SWBT has met the requirements of the competition checklist in Missouri.

         After receiving approval from the FCC as described above, SWBT will be able to provide in-region interLATA services, which will enable it to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by SWBT is expected to reduce the market share of the major IXCs, which may be significant customers of Birch's services. Consequently, the entry of the BOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenue from the IXCs and to compete in offering a package of local and long distance services. No BOC has yet won FCC approval to enter the interLATA market, but industry analysts believe approval for the first such entry could occur as early as the fourth quarter of 1998.

     Relaxation of Regulation

         A long-term goal of the Telecommunications Act is to increase competition for telecommunications services, thereby reducing the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of ILECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. Because Birch is considered a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the ILECs than Birch in the long run.

     Federal Regulation Generally

         Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996. The Telecommunications Act changed regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. Through a series of proceedings, the FCC has established different levels of regulation for "dominant carriers" and "non-dominant carriers." Only ILECs are classified as dominant; all other providers of domestic interstate services are classified as non-dominant carriers. As a non-dominant carrier, Birch is subject to relatively limited regulation by the FCC. Birch may offer domestic interstate service without prior FCC approval. Birch must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

         The FCC has adopted rules requiring ILECs to provide "collocation" to CLECs for the purpose of interconnecting their competing networks. Under the rules adopted by the FCC, ILECs are required to provide either physical collocation or virtual collocation at their switching offices.

         As discussed earlier, all LECs, including CLECs, must make their services available for resale by other carriers, provide nondiscriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. ILECs must offer "equal access" to competing IXCs, making it easier for new IXCs to attract customers. The Telecommunications Act requires all telecommunications carriers to contribute to the universal service mechanism established by the FCC and to ensure that their services are accessible to and usable by persons with disabilities. Moreover, the FCC is currently engaged in a number of rulemakings in which it is considering regulatory implications of various aspects of local exchange competition. Any or all of these proceedings may negatively affect CLECs, including Birch.

         The FCC could grant ILECs substantial pricing flexibility with regard to interstate access services. The May 21, 1997 order reforming the FCC's price cap formula affords LECs greater flexibility in establishing rates and provides additional incentives to foster efficiency. To the extent these regulatory initiatives enable or require ILECs to offer selectively reduced rates for access services, the rates Birch may charge for access services will likely be constrained by competitive pressures. Birch's rates also will likely be constrained by the fact that competitors other than the ILECs are subject to the same streamlined regulatory regime as Birch and can price their services to meet competition.

         States who have ruled on the issue treat traffic to ISPs terminated in the local exchange as local calls, for which end user customers normally pay fixed monthly charges or low per minute rates up to a cap. ILECs contend that traffic routed to ISPs is interstate in nature and the charge for such calls should be charged at a different rate. As discussed above, on February 25, 1999, the FCC concluded that parties are bound by existing interconnection agreements, as interpreted by State Commissions, and thus are subject to reciprocal compensation obligations to the extent provided by such agreements or as determined by State Commissions, but issued a notice or proposed rulemaking to determine the appropriate compensation arrangements in the future for this type of traffic. Therefore, in the future CLECs might no longer receive the benefit of substantial reciprocal compensation call-termination revenue for CLEC ISP customers.

         Federal law also protects the privacy of certain information about telecommunications customers that a carrier such as Birch acquires by virtue of its provision of telecommunications services to such customers. Protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service. A carrier may not use the CPNI acquired through one of its service offerings to market certain other service offerings without the approval of the affected customers. These restrictions may affect Birch's ability to market a variety of packaged services to existing customers.

     State Regulation Generally

         Most State Commissions require companies that wish to provide intrastate common carrier services to register or be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. States also impose a variety of other requirements, including service quality, universal service and other obligations on CLECs.

         Several states, including Missouri, Kansas and Texas, provide ILECs with flexibility for their rates, special contracts (selective discounting) and tariffs, particularly for services deemed subject to competition. This pricing flexibility increases the ability of SWBT and other ILECs to compete with Birch and constrains the rates Birch may charge for its services. In light of the additional competition that is expected to result from the Telecommunications Act, states may grant ILECs additional pricing flexibility. At the same time, some ILECs may request increases in local exchange rates to offset revenue losses due to competition.

         Birch is currently certified by the Missouri Public Service Commission, the Kansas Corporation Commission, and the Texas Public Utilities Commission to provide both local and long distance service in Missouri, Kansas and Texas.

     Local Regulation Generally

         If Birch desires to install its own transmission facilities, Birch may be required, in certain cities, to obtain from municipal authorities zoning variances, street opening and construction permits, permission to use rights-of-way, and other approvals. Birch also may be required to obtain a franchise to place facilities in public rights of way. In some areas, Birch may be required to pay license or franchise fees for such approvals. There can be no assurances that fees will remain at current levels, or that Birch's competitors will face the same expenses, although the Telecommunications Act does require that any such fees charged by municipalities be reasonable and non-discriminatory as among telecommunications carriers.

COMPETITION

         The telecommunications industry is highly competitive. The Company believes that the principal competitive factors affecting its business are customer service, accurate billing, variety of services, and, to a lesser extent, pricing levels and clear pricing policies. The ability of the Company to compete effectively depends upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company. Many of the Company's current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company, as well as other competitive advantages over the Company.

     Incumbent Local Exchange Carriers

         In its existing markets, Birch competes principally with SWBT. As a recent entrant in the telecommunications services industry, Birch has not achieved and does not expect to achieve a significant market share for any of its services in its larger markets. In particular, SWBT and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than those of the Company, have the potential to subsidize competitive services with revenue from a variety of businesses and currently benefit from certain existing regulations that favor these ILECs over Birch in certain respects. While recent regulatory initiatives, which allow CLECs such as the Company to interconnect with ILEC facilities, provide increased business opportunities for Birch, such interconnection opportunities have been (and likely will continue to be) accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the ILECs. Future regulatory decisions could afford ILECs with increased pricing flexibility or other regulatory relief and, such decisions could also have a material adverse effect on the Company.

     CLECs/IXCs/Other Market Entrants

         The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers competing with Birch's long distance services and seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI WorldCom, GTE and Sprint. Competition also comes from other CLECs, resellers of local exchange services, competitive access providers (CAPs), cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward consolidation and strategic alliances of telecommunications companies, as well as the development of new technologies, could give rise to significant new competitors to the Company, putting Birch at a competitive disadvantage. The Telecommunications Act includes provisions which impose certain regulatory requirements on all LECs, including the Company, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on the Company's ability to compete successfully against ILECs and other telecommunications service providers

         The changes in the Telecommunications Act radically altered the market opportunity for traditional CAPs and CLECs. Due to the fact that most existing CAP/CLECs initially entered the market providing dedicated access in the pre-1996 era, these companies had to build a fiber infrastructure before offering services. Since passage of the Telecommunications Act, many CAPs have added switches to become CLECs to take advantage of the opening of the local market. With the Telecommunications Act requiring unbundling of the LEC networks, CAP/CLECs will now be able to more rapidly enter the market by installing switches and leasing trunk and loop capacity until traffic volume justifies building facilities. Newer CLECs, like the Company and some competitors that Birch may encounter in some of its markets, will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks.

         In addition to the CLECs, IXCs and other competitors listed above, the Company may face competition from other market entrants such as electric utilities, cable television companies and wireless companies. Electric utilities have existing assets and low cost access to capital which could allow them to enter a market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market. Some cable television companies are upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Some cable companies are attempting to offer Internet access and local telephone service over hybrid fiber-coaxial cable systems. Finally, wireless companies have announced intentions to develop wireless technology to be deployed in the United States as a broadband substitute for traditional wireline local telephones.

     Long Distance Services

         The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Birch's primary competitors are the major IXCs and resellers of long distance services. The Company believes that pricing levels are a principal competitive factor in providing long distance service; however Birch seeks to avoid direct price competition by packaging long distance service, local service, CPE and Internet access service together with a simple pricing plan.

     CPE

         The Company competes with numerous equipment vendors and installers, and telecommunications management companies with respect to CPE sales and related services. Birch generally offers its products at prices consistent with other providers and differentiates its service through its product packages.

     Data/Internet Services Providers

         The Internet services market is highly competitive, and the Company expects that competition will continue to intensify. Internet service, both Internet access and on-line content services, is provided by ISPs, satellite-based companies, long-distance carriers and cable television companies. Many of these companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies (such as America Online, Inc., MSN, Prodigy Services Company and WebTV Networks) offer "online" services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. Long distance companies, for example, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs and cable companies are starting to provide Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater financial, technological, marketing, personnel and other resources than those available to Birch.

EMPLOYEES

         At December 31, 1998, the Company employed approximately 345 persons. Additionally, the Company utilizes temporary employees in some of its processes. The Company is not party to any collective bargaining arrangements. The Company believes that its relationship with its employees is satisfactory.

RISK FACTORS

         This 10-K includes "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Birch believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from Birch's forward looking statements are set forth below and elsewhere in this Form 10-K. All forward looking statements attributable to Birch or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below.

   Substantial Future Operating Losses; Negative Cash Flow From Operations

         The expansion of Birch's business and the deployment of its services and systems will require significant capital expenditures, a substantial portion of which will need to be incurred before the realization of significant revenue. Birch expects to generate negative earnings before interest, income taxes, depreciation and amortization (EBITDA) while it emphasizes deployment of its switches and further development of its telecommunications services business and until it establishes a sufficient revenue-generating customer base. There can be no assurance that an adequate revenue base will be established. For the year ended December 31, 1998, the Company had an operating loss of $10.9 million, net loss of $16.2 million and EBITDA loss of $8.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Birch expects to experience increasing operating losses and negative EBITDA as it expands its operations. There can be no assurance that Birch will achieve or sustain profitability or generate sufficient EBITDA to meet its working capital, capital expenditures and debt service requirements, which could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow to service the Notes. See
"-- Substantial Leverage; Ability to Service Indebtedness;" "-- Need for Additional Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

         The Company is highly leveraged. At December 31, 1998 Birch had total long term indebtedness of approximately $115.8 million (most of which consisted of the Senior Notes) and total stockholders' deficit (excluding $14.1 million in aggregate liquidation preference of Series B Preferred Stock) of approximately $7.1 million. For the years ended December 31, 1997 and 1998, earnings were insufficient to cover fixed charges by approximately $1.8 million and $16.2 million, respectively. The Company and its subsidiaries are permitted to incur substantial additional indebtedness in the future.

         The ability of the Company to fund the capital expenditures and other costs contemplated by its business plan and to make scheduled payments with respect to the Senior Notes will depend upon, among other things, its ability to seek and obtain additional financing within the next year, to implement its business plan, to deploy its network and expand its operations, and to obtain and retain a significant number of customers in its target markets, and the future operating performance of Birch and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond Birch's control. Birch expects that it will generate operating losses for the foreseeable future and that its business will not generate positive cash flow for the foreseeable future. In addition, the Company will require significant amounts of additional financing, which may not be available, before it will be able to generate positive cash flow. No assurance can be given that Birch will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest and any other payments, if any, on the Senior Notes. If Birch is unable to generate sufficient cash flow from operations to service its indebtedness, including the Senior Notes, it may have to modify its growth plans, limit its capital expenditures, restructure or refinance its indebtedness, seek additional capital or liquidate its assets. There can be no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, in light of Birch's high leverage or
(ii) that any such strategy would yield sufficient proceeds to service the Senior Notes. Any failure by Birch to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the agreements governing the Senior Notes (Indenture) and could cause a default under agreements governing other indebtedness of Birch. See "-- Limited History of Operations as a Combined Organization," "-- Need for Additional Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The degree to which Birch is leveraged could have important consequences to holders of the Senior Notes, including (i) making it more difficult for Birch to satisfy its obligations with respect to the Senior Notes;
(ii) increasing Birch's vulnerability to general adverse economic and industry conditions; (iii) limiting Birch's ability to obtain additional financing to fund its expected capital expenditures for the next two years, future working capital (including anticipated future operating losses), or other general corporate requirements; (iv) requiring the dedication of a substantial portion of Birch's cash flow from operations (if any) to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes; (v) limiting Birch's flexibility in planning for, or reacting to, changes in its business and the telecommunications industry; (vi) limiting Birch's ability to expand into new markets; and (vii) placing Birch at a competitive disadvantage relative to less leveraged competitors. In addition, Birch's operating and financial flexibility will be limited by covenants contained in agreements governing the indebtedness of Birch, including the Indenture. Among other things, the covenants in the Indenture limit, and covenants in agreements governing other indebtedness will likely limit, the ability of Birch and its subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make distributions to its stockholders or to make certain other restricted payments, create certain liens upon assets, apply the proceeds from the disposition of certain assets or enter into certain transactions with affiliates. There can be no assurance that such covenants will not adversely affect Birch's ability to finance its future operations or capital needs or to engage in other business activities which may be in the interests of Birch.

         The Company currently anticipates that, in order to pay the principal of the Senior Notes or to redeem or repurchase the Senior Notes upon a change of control, Birch may be required to adopt one or more alternatives, such as refinancing its indebtedness or selling its equity securities or the equity securities or assets of its subsidiaries. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that any of the foregoing actions would enable the Company to pay the principal amount of the Senior Notes or that any of such actions would be permitted by the terms of the Indenture or any of the debt instruments of Birch or Birch's subsidiaries then in effect.

NEED FOR ADDITIONAL FINANCING

         Birch expects to make significant capital outlays for the foreseeable future in order to continue the development activities called for in its current business plan and thereafter and to fund expected operating losses. In order for the Company to implement its current business plan and finance its projected capital expenditures, Birch will be required to seek and obtain significant amounts of additional financing (debt and/or equity) within the next year. The Company's ongoing expansion into Texas is dependent upon raising substantial additional financing in the near term. If Birch's plans or assumptions change, if its assumptions prove to be inaccurate, or if it experiences unanticipated costs or competitive pressures, Birch will be required to seek additional capital sooner than currently anticipated, possibly within the next six months. In particular, if Birch elects to pursue significant additional acquisition opportunities or to deploy more switches than currently planned, its cash needs may be increased substantially. There can be no assurance that Birch's current projection of cash flow (and losses) from operations (which will depend upon numerous future factors and conditions, many of which are outside of Birch's control) will be accurate. Because Birch's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors (including the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by Birch, regulatory changes, changes in technology and actions taken by competitors in response to Birch's strategic initiatives), it is almost certain that actual costs and revenue will vary from expected amounts, very likely to a material degree, and such variations are likely to affect Birch's future capital requirements. Birch intends to seek additional debt and/or equity financing necessary to fund Birch's liquidity needs. There can be no assurance that Birch will be able to raise additional capital on satisfactory terms or at all. If Birch decides to raise additional funds through the incurrence of debt, its interest obligations will increase and it may become subject to additional or more restrictive financial covenants. For example, Birch's ability to access the cash flow of its subsidiaries may be restricted by such future debt covenants. If Birch decides to raise additional funds through the issuance of equity, equity holders will be diluted. In the event that Birch is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, Birch will be required to delay the development of its network or take other actions that could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LIMITED HISTORY OF OPERATIONS AS A COMBINED ORGANIZATION

         Birch commenced operations on January 1, 1997 and merged with Valu-Line in February 1998. Prior to the merger, Birch had been a development stage company with no revenue. While Valu-Line has a 15-year operating history, it only has been under the guidance of Birch management for about one year. Additionally, in 1998, Birch acquired Boulevard, Telesource and TFSnet, and in 1999, Capital and ALT. Prospective investors, therefore, have limited financial or operating information about Birch as a combined organization. Birch's viability, profitability and growth depend upon its ability to successfully integrate its acquired companies. The implementation of Birch's business plan will be subject to numerous risks, many of which are outside of its control and any of which could require substantial changes to proposed plans or otherwise alter the time frames or budgets currently contemplated. Such risks include (i) risks related to the integration of Birch's acquired companies into a cohesive and efficient enterprise; (ii) the risks of unfavorable regulatory changes;
(iii) the need to obtain required governmental and local regulatory approvals;
(iv) the need to negotiate acceptable purchase, lease, joint venture and other agreements, including interconnection agreements with SWBT, other ILECs and long distance service providers; (v) identifying, financing and completing suitable acquisitions; (vi) risks associated with developing its operational support and back office systems; (vii) risks associated with entry into new markets; (viii) risks associated with recruiting and training new employees; and (ix) risks typically associated with any business venture, such as unanticipated cost increases. There can be no assurance that the implementation of Birch's current business plan will be successful, and the failure to integrate Birch's acquired companies successfully would have a material adverse effect on Birch's business, operating results and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS

         Birch's current business plan contemplates future acquisitions and may result in acquisitions of companies that are larger than Birch. Future acquisitions by Birch could result in the incurrence of debt or contingent liabilities, which could have a material adverse effect on Birch's business, financial condition and results of operations. Such transactions commonly involve certain risks, including, among others: the difficulty of assimilating the acquired operations and personnel; the potential disruption of Birch's ongoing business and diversion of resources and management time; the possible inability of management to maintain uniform standards, controls, procedures and policies; the risks of entering markets in which Birch has little or no direct prior experience; and the potential impairment of relationships with employees or customers as a result of changes in management. There can be no assurance that any future acquisition will be made, that Birch will be able to obtain additional financing needed to finance such acquisitions and, if any acquisitions are so made, that the acquired business will be successfully integrated into Birch's operations or that the acquired business will perform as expected. The failure to integrate any such future acquisition successfully would have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

BUSINESS EXPANSION RISKS; POSSIBLE INABILITY TO MANAGE GROWTH

         Birch's business strategy contemplates expanding its operations rapidly into new markets. Birch's success will depend, among other things, upon Birch's ability to secure significant amounts of additional financing, assess potential markets, obtain required governmental authorizations and permits, provision new customers, implement interconnection and collocation with ILEC facilities, lease adequate trunking capacity from ILECs or other CLECs, purchase and install switches in additional markets, implement efficient operations support systems and other back office systems, and develop a sufficient customer base. The successful implementation of Birch's business plan will result in rapid expansion of its operations. Rapid expansion of Birch's operations may place a significant strain on Birch's management, financial and other resources. See
"-- Need for Additional Financing."

         The Company's ability to manage future growth, should it occur, will depend upon its ability to develop efficient operations support systems and other back office systems, monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand Birch's internal management, technical, information and accounting systems and to attract, assimilate, train and retain additional qualified personnel, including sales, marketing and technical personnel. See
"-- Dependence on New Employees." Failure of Birch to manage its future growth effectively could adversely affect the expansion of Birch's customer base and service offerings. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the employees and management, operational and financial resources necessary to manage a developing and expanding business in an evolving, highly regulated and increasingly competitive industry. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of Birch's business could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

         If Birch were unable to hire sufficient qualified personnel or develop, acquire and integrate successfully its operational, customer service and other information systems, customers could experience delays in connection of service and/or lower levels of customer service. Failure by Birch to meet the demands of customers and to manage the expansion of its business and operations could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

REGULATION

         Birch is subject to, and benefits from, varying degrees of federal, state, and local regulation of its business and the businesses of its competitors. On the federal level, Birch is not currently subject to rate regulation, nor is it currently required to obtain FCC authorization for the installation, acquisition, or operation of its network facilities. Birch's subsidiaries that provide intrastate services are generally subject to certification and tariff-filing requirements by state regulators. In addition, Birch must comply with various state and federal obligations, such as the duty to contribute to universal service subsidies, the impact of which cannot yet be fully assessed. Failure to comply with federal and state reporting and regulatory requirements may result in fines or other penalties, including loss of certification to provide services.

         The Telecommunications Act, state laws, the rules of the FCC and State Commissions may provide ILECs with increased pricing flexibility for their services and other regulatory relief, which could have a material adverse effect on CLECs, including Birch. There can be no assurance that future regulatory provisions will not be less favorable to CLECs and more favorable to their competitors. If ILECs like SWBT are allowed by regulators to lower the rates for their services, to engage in substantial volume and term discount pricing practices for their customers, or to charge CLECs unreasonable fees for interconnection to the ILECs' networks, Birch's business, operating results and financial condition could be materially adversely affected. ILECs may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. For example, SWBT has refused to pay reciprocal compensation to Birch for calls to Internet Service Providers (ISPs). See "Business -- Regulation -- Interconnection with ILEC Facilities." Increased local exchange competition resulting from various legislative initiatives, including the Telecommunications Act, may allow Bell Operating Companies (BOCs) such as SWBT to provide long distance services under provisions of the Telecommunications Act more quickly than had earlier been anticipated. When SWBT is permitted to provide such services, it will be in a position to offer integrated local and long distance service, subject to certain regulatory constraints, and Birch will no longer enjoy the competitive advantage of being one of the only companies in its markets to offer integrated local and long distance service and billing. See "Business -- Regulation -- SWBT Entry into Long-Distance Service."

         There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. State Commissions determine the size of the wholesale discount at which ILECs must offer local exchange services to resellers. Prices set forth in interconnection agreements or through proceedings before State Commissions may be subject to changes mandated by State Commissions as they develop permanent rules governing interconnection. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, would not have a material adverse effect on Birch's business, operating results and financial condition. In particular, Birch's belief that the entire local exchange market will open to CLEC competition depends upon continued favorable pro-competitive regulatory changes, and the ability of Birch to compete in these new market segments may be adversely affected by the greater pricing flexibility and other regulatory relief granted to ILECs under the Telecommunications Act and under changes in state regulatory policy. See "Business -- Regulation."

COMPETITION

         The telecommunications industry is highly competitive. Birch expects it will face substantial and increasing competition from a variety of service providers due to regulatory changes and a trend toward business combinations and alliances in the market. Birch faces competition from integrated service providers as well as entities that serve individual market segments targeted by Birch. In each of the cities served by Birch's networks, the services offered by Birch compete principally with the services offered by the ILEC serving that area. ILECs, like SWBT, have established networks, long-standing relationships with their customers, strong political and regulatory influence, the potential to subsidize competitive services from monopoly service revenue, and the benefit of state and federal regulations that, until recently, have favored ILECs. In the local exchange market, the ILECs continue to hold near-monopoly positions. Other ILECs are already offering in-region long distance services.

         Birch also expects to face competition from other current and potential market entrants, including other CLECs, IXCs, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, and private networks built by large end users. The Telecommunications Act facilitates such entry by requiring ILECs to allow new entrants to acquire local services at wholesale prices for resale and to purchase unbundled network elements at cost-based prices. A continuing trend toward combinations and strategic alliances in the telecommunications industry, including potential consolidation among ILECs, or among CLECs in smaller markets, or transactions between telephone companies and cable companies, or between IXCs and CLECs, could give rise to significant new competitors. Many of Birch's current and potential competitors have financial, personnel, and other resources, including broad name recognition, substantially greater than those of Birch, as well as other competitive advantages over Birch.

         The World Trade Organization (WTO) agreement on basic telecommunications services could increase the level of competition faced by Birch. Under this agreement, the United States and 68 other members of the WTO committed themselves to opening their respective telecommunications markets, including permitting foreign entry into basic telecommunications services markets and adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as early as January 1998. The FCC has introduced streamlined processing of applications to facilitate entry into the U.S. market by entities of WTO-member origin. There can be no assurance that the pro-competitive effects of the WTO agreement will not have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow to service the Senior Notes.

         Birch currently purchases all of its resold local services from SWBT and is therefore heavily dependent on the availability of the network of SWBT. To the extent Birch interconnects with and uses the networks of other ILECs, CLECs, and fiber optic transport providers to service its customers, Birch is and will be dependent upon the technology and capabilities of those carriers to meet certain telecommunications needs of Birch's customers and to maintain its service standards. Birch must interface with the ILEC's operations support systems in order to properly provision new customers. There can be no assurance that Birch will be able to obtain the interconnection it requires at rates and on terms and conditions that permit Birch to offer switched services that are both competitive and profitable. See "-- Reliance on Leased Transport Facilities and ILEC Interconnection; Relationship with SWBT." In the event that Birch experiences difficulties in obtaining high quality, reliable and reasonably priced services from SWBT and other carriers, the attractiveness of Birch's services to its customers would be significantly impaired.

         The long distance telecommunications market has numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. The Company will face competition from large carriers such as AT&T, MCI WorldCom and Sprint. Other competitors are likely to include BOCs providing out-of-region (and, with the removal of regulatory barriers, in-region) long distance services, other ILECs, other CLECs, microwave and satellite carriers and private networks owned by large end users. See "-- Regulation."

         The FCC may authorize a BOC to provide interLATA (Local Access and Transport Area) services in a state when the BOC satisfies 14 specified interconnection requirements and receives approval from the FCC. In evaluating a BOC application for interLATA entry, the FCC must consult with the U.S. Department of Justice and the state regulatory commission. If and when SWBT obtains authority to provide interLATA services in a state, it will be able to offer customers local and long distance telephone services. This will permit SWBT to offer a full range of services to potential customers in that state and thus eliminate an existing competitive advantage of Birch. Given the resources and experience that SWBT currently possess in the local exchange market, the ability to provide both local and long distance services could make SWBT a very strong competitor. See "Business -- Regulation -- SWBT Entry into Long-Distance Service."

         The Company competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business.

         The Internet services market is also highly competitive and the Company expects that competition will continue to intensify. Birch's competitors in this market will include other Internet service providers, other telecommunications companies, on-line services providers and Internet software providers. Many of these competitors have substantially greater financial, technological, marketing, personnel and other resources than those available to Birch.

         The Company believes that the principal competitive factors affecting its business operations are service quality, network reliability, reliable customer service, accurate billing and variety of services, to a lesser extent, pricing levels and clear pricing policies. The ability of Birch to compete effectively will depend upon its ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, offered by others. Any such reductions could adversely affect Birch's business, operating results and financial condition. See "Business -- Competition."

RELIANCE ON LEASED TRANSPORT FACILITIES AND ILEC INTERCONNECTION; RELATIONSHIP WITH SWBT

         Because Birch has elected to lease transport capacity, it is dependent upon the availability of fiber optic transmission facilities owned by ILECs (in particular SWBT), CLECs and other fiber optic transport providers whose fiber optic networks are being or will be leased by Birch. The risks inherent in this approach include, but are not limited to, negotiating and renewing favorable supply agreements, and the timeliness of the ILECs, CLECs or other fiber optic transport providers in processing Birch's orders for customers who seek to utilize Birch's service. Alternatively, if and when Birch seeks to install its own fiber, Birch must obtain permits, access to rights-of-way, and permission to utilize underground conduit and aerial pole space from entities such as ILECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities, and may be required to obtain franchises from municipal governments. There can be no assurance that Birch will be able to obtain and maintain the franchises, permits and rights needed to implement its network buildout on acceptable terms.

The failure to enter into and maintain any such required arrangements for a particular network may affect Birch's ability to develop that network and may have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

         In addition to transport providers, the Company is reliant on executing interconnection agreements with the ILECs, in particular SWBT, operating in its target markets. Birch's interconnection agreements with SWBT in Missouri, Kansas and Texas currently provide that Birch's connection and maintenance orders will be executed at parity with SWBT's customers and that SWBT will provide adequate trunking capacity to keep call blockage within industry standards. Accordingly, Birch and its customers are currently dependent on SWBT and will in the future be dependent on other ILECs to assure uninterrupted service. Blocked calls result in customer dissatisfaction and risk the loss of business. ILEC-CLEC interconnection agreements, such as the agreements between SWBT and certain operating subsidiaries of Birch, typically may have short terms, requiring Birch to renegotiate the agreements continually. ILECs may not provide timely provisioning or adequate service quality, thereby impairing Birch's reputation with customers who can easily switch back to the ILEC. In addition, the prices set in the agreements may be subject to significant rate increases at the discretion of the states. There can be no assurance that ILECs like SWBT will comply with their network provisioning requirements, or that Birch will be able to procure interconnections in other markets on terms comparable to the interconnection agreements Birch currently has in place. In addition, there can be no assurance that the rates charged to Birch under such interconnection agreements will allow Birch to offer low enough usage rates to attract a sufficient number of customers and to operate its business profitably. See "Business -- Regulation -- Birch Interconnection Agreements."

         As described above, Birch is reliant on the continued cooperation of and the continued lack of competition from SWBT. Any extended interruption in SWBT's cooperation could disrupt Birch's operations and have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow. It is also possible that SWBT may expand and refocus its product offerings and networks to compete directly with Birch. Accordingly, there can be no assurance that SWBT will continue to lease transport capacity to Birch or that SWBT will continue to renew the interconnection agreements it has with Birch, which would have a material adverse effect on Birch's business, financial condition and results of operations.

RISKS RELATING TO LONG DISTANCE BUSINESS

         As part of its offering of a package of telecommunications services to its customers, Birch offers long distance services to its customers. The long distance business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Birch will initially rely on other carriers to provide transmission and termination services for all of its long distance traffic. Birch will need resale agreements with long distance carriers to provide it with transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of Birch's future customers. In the event Birch fails to meet its minimum volume commitments, it may be obligated to pay underutilization charges and in the event it underestimates its need for transmission capacity, Birch may be required to obtain capacity through more expensive means. The incurrence of any underutilization charges, rate increases or termination charges could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

DEPENDENCE ON BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS

         Sophisticated back office information and processing systems are vital to Birch's growth and its ability to monitor costs, bill customers, provision customer orders, provide customer service and achieve operating efficiencies. Birch's plans for the development and implementation of these operations support systems rely, for the most part, on choosing products and services offered by third party vendors and integrating such products and services in-house to produce efficient operational solutions. There can be no assurance that these systems will be successfully implemented on a timely basis or that they will perform as expected. Failure of these vendors to deliver proposed products and services in a timely and effective manner and at acceptable costs, failure by Birch to adequately identify all of its information and processing needs, failure of Birch's related processing or information systems, failure by Birch to integrate effectively such products or services, or the failure by Birch to upgrade systems as necessary could have a material adverse effect on Birch. In addition, Birch's right to use these systems is dependent upon license agreements with third party vendors. Certain of such agreements may be cancelable by the vendor and the cancellation or nonrenewal of these agreements may have an adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

RISK OF NEW SERVICE ACCEPTANCE BY CUSTOMERS

         The success of Birch's service offerings will be dependent upon, among other things, the willingness of customers to accept Birch as a new provider of telecommunications services. There can be no assurance that Birch will be successful in overcoming the resistance of customers or that customers will be willing to contract for Birch's services. The lack of such acceptance could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

RAPID TECHNOLOGICAL CHANGE

         The telecommunications industry is subject to rapid and significant changes in technology. Birch will be subject to competitive threats from new technology that becomes available before and after its networks are built. The effect of technological changes on the businesses of Birch, however, cannot be predicted. Birch believes its future success will depend, in part, on its ability to anticipate and adapt to such changes and to offer, on a timely basis, services that meet customer demands. Thus, there can be no assurance that technological developments will not have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

RISK OF LOSS OR REDUCTION OF ACCESS CHARGE REVENUES

         A portion of Birch's revenue comes from access charges, which are paid to Birch by long distance carriers for originating and terminating calls to customers served by Birch. The amount of access charge revenue that Birch receives is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. These circumstances could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow. See "Business -- Telecommunications Services" and "Business -- Regulation -- Federal Regulation Generally."

DIFFICULTIES IN IMPLEMENTING ENHANCED SERVICE FEATURES

         Birch has begun, and plans to continue, to deploy switches in the cities in which it will operate networks and plans initially to rely on ILEC or CLEC facilities for certain aspects of interconnection. Subject to obtaining interconnection with SWBT, Birch will be able to offer a variety of enhanced service features (such as voicemail, call waiting, caller ID and call forwarding). Although under the Telecommunications Act the ILECs will be required to unbundle network elements and permit Birch to purchase only the origination and termination services it needs, there can be no assurance that such unbundling will be effected in a timely manner and result in prices favorable to Birch. In addition, Birch's ability to implement successfully its enhanced service features will require the negotiation of resale agreements with ILECs and other CLECs and the negotiation of interconnection and collocation agreements with ILECs, which can take considerable time, effort and expense and are subject to federal, state and local regulation.

         Birch's enhanced service features may not be profitable due to, among other factors, lack of customer demand, inability to secure access to ILEC facilities on acceptable terms, and competition and pricing pressure from the ILECs and other CLECs. There can be no assurance that Birch will be able to successfully implement its switched and enhanced service features strategy.

CONTROL OF COMPANY BY CURRENT STOCKHOLDERS

         As of December 31, 1998, the executive officers and directors of the Company beneficially owned 14,103,752 shares of Common Stock, representing approximately 60.1% of the Common Stock on a fully-diluted basis. The Company's executive officers and directors as a group will be able to exercise significant influence over such matters as the election of the directors of the Company and other fundamental corporate transactions such as mergers, assets sales and the sale of the Company. In addition, the Purchasers Rights Agreement (as defined) provides that each of the parties thereto will vote in favor of the election of certain designees to the Company's Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management," "Certain Relationships and Related Party Transactions -- Purchasers Rights Agreement".

         In addition, the Company may adopt certain procedural and other requirements or amend its Certificate of Incorporation or By-Laws in a manner that could have the effect of delaying, deterring or preventing a change in control of the Company or make it more difficult for stockholders to effect certain corporate actions, including the ability to replace incumbent directors and to accomplish transactions opposed by the incumbent Board of Directors.

DIVIDEND POLICY

         The Company has no plans to pay cash dividends on its Common Stock in the foreseeable future. The declaration and payment of any dividends in the future will be determined by the Board of Directors, in its discretion, and will depend on a number of factors, including the Company's earnings, capital requirements and overall financial condition. In addition, the Company's ability to declare and pay dividends will be substantially restricted under the terms of the Indenture.

DEPENDENCE ON KEY PERSONNEL

         Birch's business is managed by a small number of key executive officers, particularly David E. Scott, Birch's President and Chief Executive Officer, Jeffrey D. Shackelford, Birch's Senior Vice President of Sales, Gary L. Chesser, Birch's Senior Vice President of Engineering and Operations, David W. Vranicar, Birch's Senior Vice President of Business Development, Bradley A. Moline, Birch's Senior Vice President of Finance and Chief Financial Officer, Donald H. Goldman, Birch's Senior Vice President of Internet Services, Gregory
C. Lawhon, Birch's Senior Vice President of Public Policy and General Counsel, and Stephen L. Sauder, Vice President of Birch, the loss of any of whom could have a material adverse effect on Birch's business, operating results and financial condition. Birch believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified executive personnel. See "Part III, Item 10, Directors and Executive Officers of the Registrant."

DEPENDENCE ON NEW EMPLOYEES

         Birch's future success will depend in large part on its ability to obtain the services of motivated technical, information systems, marketing, and sales personnel. Birch is particularly dependent on its ability to identify, hire, train, retain, and manage highly skilled and experienced network engineers to execute the installation, development, and operation of Birch's networks, as well as sales and marketing personnel to create and expand Birch's customer base. The pace of growth of the CLEC industry may make it difficult to recruit qualified labor for key functions, particularly general managers, sales representatives, sales management, public policy experts, technicians, engineers, and operations management. Because many of Birch's markets are small, finding the right employees who are willing to relocate may be more difficult. There can be no assurance that Birch will be able to obtain or retain the services of additional personnel necessary for Birch's growth.

RISK OF SYSTEM FAILURE

         Birch's operations are dependent upon its ability to protect its network infrastructure against damage from fire, earthquakes, floods, power loss, and similar events and to construct networks that are not vulnerable to the effects of such events. The occurrence of a natural disaster or other unanticipated problem at Birch's facilities or at the sites of its switches could cause interruptions in the services provided by Birch. The failure of a switch would result in interruption of service to the customers served by such switch until necessary repairs were effected or replacement equipment were installed. Additionally, failure of the other telecommunications providers to provide the data communications capacity required by Birch as a result of natural disaster, operational disruption or for any other reason could cause interruptions in the services provided by Birch. Any damage or failure that causes interruptions in Birch's operations could have a material adverse effect on Birch's business, financial condition and results of operations.

YEAR 2000 ISSUE

         All companies that rely on computers face an issue as the year 2000 approaches. The "year 2000" problem is the result of the past practice in the computer industry of computer programs using two digits rather than four to define the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. Any of Birch's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         There can be no assurance until the year 2000 that Birch's systems will be year 2000 compliant. In addition, Birch uses SWBT's facilities to service its customers, and such facilities currently utilize numerous date-sensitive computer applications. If SWBT's facilities are not year 2000 compliant, or if the systems of other ILECs, long-distance carriers and others upon which Birch relies are not year 2000 compliant, it would have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

ITEM 2.  PROPERTIES

         At December 31, 1998, the Company owned or leased the following facilities:

                                                                  APPROXIMATE                         EXPIRATION
LOCATION                  FUNCTION                                SQUARE FEET       LEASE/OWN        DATE OF LEASE
--------                  --------                                -----------       ---------        -------------
Kansas City, MO           Company Headquarters, Engineering          30,000            Lease         Month-to-Month
                          & Operations
Kansas City, MO           Future Company Headquarters,               47,000            Lease           March 2007
                          Engineering & Operations
Kansas City, MO           Sales Office                                3,000            Lease         Month-to-Month
Kansas City, MO           Switch Site                                 8,300            Lease           March 2003
Emporia, KS               Customer Care Center & Customer            58,500             Own               N/A
                          Premises Equipment
Emporia, KS               Advertising & Print Shop                    3,000            Lease         Month-to-Month
Sunset Hills (St.         Sales Office                                3,000            Lease           June 2002
Louis), MO
Maryland Heights (St.     Switch Site                                 5,100            Lease         November 2008
Louis), MO
Wichita, KS               Sales Office                                2,000            Lease            May 2001
Wichita, KS               Switch Site                                 6,300            Lease         September 2008
Wichita, KS               Switch Site                                 1,100            Lease          August 2000
St. Joseph, MO            Sales Office                                1,500            Lease         November 1999
Topeka, KS                Sales Office                                2,100            Lease           April 2003
Salina, KS                Sales Office & Customer Premises            5,000             Own               N/A
                          Equipment Warehouse
Manhattan, KS             Sales Office & Warehouse                    5,000            Lease         Month-to-Month
Dodge City, KS            Sales Office                                1,000            Lease         Month-to-Month
Tyler, TX                 Sales Office                                2,500            Lease          January 2002
Waco, TX                  Sales Office                                2,600            Lease         December 2001
Beaumont, TX              Sales Office                                3,300            Lease         December 2001
Longview, TX              Sales Office                                1,000            Lease         December 1999
Mission (Kansas City),    Internet Operations                         1,000            Lease         December 1999
KS
Overland Park (Kansas     Shared Tenant Services                      3,200            Lease         September 2001
City), KS
Lawrence, KS              Sales Office                                  775            Lease            May 1999
Irving, TX                Sales Office                                1,000            Lease         Month-to-Month
Leawood (Kansas City),    Customer Premises Equipment                 2,300            Lease         December 1999
KS

ITEM 3.  LEGAL PROCEEDINGS

         Birch knows of no pending or threatened material litigation or proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, the Company initiated the solicitation of stockholder approval for a proposal to (i) increase the authorized size of the Company's Board of Directors from five to seven, and (ii) to increase the number of shares of the Company's common stock authorized for issuance under the Company's 1998 Stock Option Plan to 6,195,845.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A)       MARKET INFORMATION

         There is no established public trading market for the Company's Common Stock

B)       HOLDERS

         As of March 29, 1999, there were 81 holders of record of the Company's Common Stock.

C)       DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

D)       RECENT SALES OF UNREGISTERED SECURITIES

         In February 1998, Birch merged with Valu-Line Companies, Inc. (Valu-Line) in a transaction valued at $19.5 million, consisting of $4.75 million in cash, 2,968,750 shares of Series A Preferred Stock of the Company having an aggregate liquidation preference of $4.75 million, and 6,593,750 shares of Series C Preferred Stock having an aggregate liquidation preference of $10.0 million. Valu-Line, founded in 1982, has been primarily providing switched long distance services, CPE sales and services and, since March 1997, local service in selected smaller markets throughout the state of Kansas. The securities in connection with the merger were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On March 13, 1998, Birch completed a private placement of 6,264,063 shares of its Series B Preferred Stock having an aggregate liquidation preference of $9.5 million and $3.5 million in aggregate principal amount of convertible notes, raising aggregate net proceeds of approximately $12.4 million which were used to pay the cash portion of the consideration for the Valu-Line merger, to repay certain debt and for general corporate purposes. In June 1998, the convertible notes were converted into 2,307,965 shares of Series B Preferred Stock of the Company. The securities in connection with this private placement were issued pursuant to an exemption under Rule 506 promulgated under Section 4(2) of the Securities Act of 1933.

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes (the Senior Notes) due June 2008 and 115,000 warrants to purchase 1,409,734 shares of Common Stock of the Company. The warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Senior Notes were issued pursuant to Rull 144A promulgated under the Securities Act of 1933. The Senior Notes were subsequently exchanged for substantially identical 14% notes due June 2008 that had been registered under the Securities Act of 1933 in an exchange offer that expired in March 1999.

         In February 1999, Birch acquired American Local Telecommunications, L.L.C. (ALT), a local service provider in the Dallas metropolitan area for $700,000 in cash and stock. The securities in connection with the merger were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial data and should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company, the notes thereto and the other financial data contained elsewhere in this Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                             THE PREDECESSOR(1)                       THE COMPANY
                                            -------------------------------------------------   -----------------------
                                               1994         1995         1996         1997         1997        1998
                                            ---------    ---------    ----------   ----------   ---------   -----------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Revenue................................  $  10,741    $  12,226    $   13,217   $   16,801   $       -   $    26,087
   Cost of services.......................      6,713        8,284         8,749       11,842           -        18,886
                                            ---------    ---------    ----------   ----------   ---------   -----------
   Gross margin...........................      4,028        3,942         4,468        4,959           -         7,201
   Selling, general and administrative....      3,022        3,520         3,561        4,067       1,776        15,769
   Depreciation and amortization..........        199          189           311          341          27         2,308
                                            ---------    ---------    ----------   ----------   ---------   -----------
   Income (loss) from operations..........        807          233           596          551      (1,083)      (10,876)
   Interest, net..........................         48           58           102           97         (14)       (5,332)
                                            ---------    ---------    ----------   ----------   ---------   -----------
   Income (loss) before income taxes......        759          175           494          454      (1,789)      (16,208)
   Provision for income taxes.............        319           81           205          186           -             -
                                            ---------    ---------    ----------   ----------   ---------   -----------
   Net income (loss)......................  $     440    $      94    $      289   $      268      (1,789)      (16,208)
                                            =========    =========    ==========   ==========
   Preferred stock dividends..............                                                              -         1,696
   Amortization of preferred stock
   issuance costs.........................                                                              -            29
                                                                                                ---------   -----------
   Loss applicable to common stock........                                                      $  (1,789)  $   (17,933)
                                                                                                =========   ===========

   Weighted average shares outstanding -
   basic and diluted......................                                                          1,235         3,809
                                                                                                =========   ===========

   Loss per common share - basic and
   diluted................................                                                      $   (1.45)    $   (4.71)
                                                                                                =========   ===========



(1) The Predecessor company is Valu-Line which merged with Birch during February 1998. Prior to February 1998, Birch had no revenues and was in the developmental stage.

                                                                           DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                             THE PREDECESSOR                          THE COMPANY
                                            -------------------------------------------------   -----------------------
                                               1994         1995         1996         1997         1997        1998
                                            ---------    ---------    ----------   ----------   ----------  -----------
                                                                      (Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $     333    $      96    $      158   $      258   $      210  $    39,745
Pledged securities........................          -            -             -            -            -       37,785
Property and equipment....................      2,063        2,265         2,721        2,964          128       26,900
Total assets..............................      3,748        3,971         3,868        4,802          534      134,149
Long-term debt and capital lease
obligations...............................      1,188        1,431           792          681            -      115,791
Redeemable preferred stock................          -            -             -            -            -       14,063
Total stockholders' equity (deficit)......      1,014        1,108         1,397        1,665           29       (7,099)

OTHER FINANCIAL DATA:
Cash flows from operating activities......  $     568    $    (267)   $      834   $      488   $   (1,464) $   (10,643)
Cash flows from investing activities......       (753)        (230)         (513)        (243)        (215)     (67,093)
Cash flows from financing activities......        395          259          (257)        (145)       1,889      117,271
EBITDA(1).................................      1,006          422           907          892       (1,776)      (8,568)
Capital expenditures......................        753          230           513          243          128      (21,550)
Ratio of earnings to fixed charges(2).....       14.1x         3.5x          5.2x         4.9x           -            -
Deficiency of earnings to fixed charges(2)          -            -             -            -        1,789       16,208

OPERATING DATA:
Access Lines .............................          -            -             -       14,700            -       39,323
Local Customers...........................          -            -             -        5,835            -       14,735
Average lines per business customer.......          -            -             -            *            -         4.73
Average lines per residential customer....          -            -             -            *            -         1.25
Employees at end of period................         51           58            61           84           14          345

(1) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), Birch's management believes that EBITDA is accepted as a generally recognized measure of performance in the telecommunications industry. Birch's management has noted that EBITDA is generally recognized as a measure of comparison of different CLECs in the telecommunications industry and, therefore, the Company believes that such information is useful and relevant to investors. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of Birch's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and , therefore, EBITDA as presented for the Company may not be comparable to EBITDA reported by other companies. See the consolidated financial statements of Valu-Line and Birch and related notes thereto (collectively, the Consolidated Financial Statements) included elsewhere in this Form 10-K for a review of the cash used in and provided by operating and investing activities. Furthermore, there are legal and functional requirements that limit management's discretionary use of funds depicted by EBITDA. See "Risk Factors - Substantial Future Operating Losses; Negative Cash Flow from Operations" and "Rick Factors - Substantial Leverage; Ability to Service Indebtedness."

(2) For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as loss before income taxes plus fixed charges. Fixed charges consist of interest expense and a reasonable approximation of the interest factor included in rental payments on operating leases. Earnings were insufficient to cover fixed charges for the years ended December 31, 1997 and 1998.

(*) Information not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the matters discussed in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

         Important factors that may affect future results include, but are not limited to: the impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing, uncertainty of market acceptance of new products, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.

OVERVIEW

         Birch was organized on December 23, 1996 to become a leading provider of telecommunications services to small and mid-sized businesses in its target markets. Since such date and prior to the Valu-Line acquisition, Birch was a development stage company with no revenue and principal activities consisting of procuring governmental authorizations, raising capital, hiring management and other key personnel, designing and developing its telephone networks, acquiring equipment and facilities, negotiating resale and interconnection agreements and pursuing acquisition opportunities. Birch had no assets, liabilities or financial activity prior to January 1, 1997.

         In February 1998, Birch merged with Valu-Line in a transaction valued at $19.5 million, consisting of $4.75 million in cash, 2,968,750 shares of Series A Preferred Stock having an aggregate liquidation preference of $4.75 million, and 6,593,750 shares of Series C Preferred Stock having an aggregate liquidation preference of $10.0 million. Valu-Line, founded in 1982, has been primarily providing switched long distance services, CPE sales and services and, since March 1997, local service.

         On March 13, 1998, Birch completed a private placement of 6,264,063 shares of its Series B Preferred Stock having an aggregate liquidation preference of $9.5 million and $3.5 million in aggregate principal amount of its Convertible Notes, raising aggregate net proceeds of approximately $12.4 million which were used to pay the cash portion of the consideration in the Valu-Line merger, to repay certain debt and for general corporate purposes. The Convertible Notes have been converted to 2,307,965 shares of Series B Preferred Stock.

         In May 1998, Birch acquired Boulevard, a shared tenant service provider in the Kansas City metropolitan area, for $300,000 in cash. In May 1998, Birch acquired Telesource, a CPE provider in the Kansas City metropolitan area, for $325,000 in cash. In connection with the Telesource acquisition, the Company assumed $290,000 of Telesource's debt which has since been repaid.

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes due June 2008 and 115,000 warrants to purchase 1,409,734 shares of common stock. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Company classifies its pledged securities, consisting of $37.8 million of U.S. Treasury securities at December 31, 1998, as held to maturity recorded at amortized cost and maturing between six and thirty months. A portion of the proceeds of this offering, $337,000, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $319,000 at December 31, 1998. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. The Senior Notes rank pari pasu in right of payment to all existing and future senior indebtedness of the Company and rank senior in the right of payment to all existing and future subordinated indebtedness of the Company.

         In September 1998, the Company purchased certain assets and liabilities of TFSnet, an Internet service provider in the Kansas City metropolitan area, for $2.65 million. The Valu-Line, Telesource, Boulevard, and TFSnet acquisitions were recorded using the purchase method of accounting. Results from the acquired companies are included in the financial statements from the date of the respective acquisitions.


         In February 1999, Birch acquired ALT, a local service provider in the Dallas metropolitan area for $700,000 in cash and stock. In March 1999, Birch acquired Capital, a CPE provider in the St. Louis metropolitan area for $3.0 million in cash and additional cash compensation from conversion of Capital's customer base to Birch's local service.

         Birch is focused on the development of its existing markets in Missouri and Kansas and expansion into neighboring markets in SWBT's service area, including Texas. In May 1998, Birch expanded its markets to include Kansas City, St. Louis and St. Joseph, Missouri and Topeka and Wichita, Kansas. Birch currently operates a long distance circuit switch in Wichita, Kansas, a local/long distance circuit switch in Kansas City, Missouri, and is in the process of deploying local/long distance switches in St. Louis, Missouri and Wichita, Kansas. By operating its own switch in a particular market, Birch can "unbundle" the services traditionally offered by the ILEC in that market and retain a much higher percentage of the service charges paid by its customers.

     Revenue

         Birch generates most of its revenue from the sale of local and long distance telephone service, CPE and Internet service to small to mid-sized business customers. Birch offers local and long distance service packages in certain markets in Missouri, Kansas and Texas. Revenue from local services consists of charges for basic local service and custom calling features. Birch offers local telephone service at a discount to the competing ILEC and offers long distance service at a flat per minute rate for calls within the continental United States. CPE and related services are offered at negotiated rates generally consistent with other competitors. Birch also offers Internet access in selected markets primarily at a flat monthly rates.

     Operating Expenses

         Birch's primary operating expenses consist of cost of services and selling, general and administrative expenses.

         Cost of Services. Birch's cost of services include the cost of purchasing the "bundle" of traditional ILEC services for resale to its local service subscribers. Birch purchases local telephone service for its customers on a "wholesale" basis pursuant to an interconnection agreement with the ILEC in Birch's targeted markets. Once a Birch switch is operational in a market, Birch can "unbundle" the local services offered by the ILEC in that market and retain a much higher percentage of the service charges paid by its customers as most charges relate only to leasing the transmission lines.

         Additionally, ILECs typically charge both a start-up fee as well as a monthly recurring fee for use of their central offices for collocation of CLEC transmission equipment. By physically collocating its transmission equipment in or near existing ILEC switching offices, Birch has more direct control over its ILEC links for both unbundled loops and trunking facilities. Birch also invests in transmission and distribution electronics equipment associated with its switches.

         The Company's primary long distance expenses are expenses associated with the Company's leased long distance network. For calls terminating outside of Birch's network, long distance carriers are used to provide services.

         Birch's primary expense associated with providing Internet access to its customers is the cost of leasing transmission facilities. Birch's primary expense associated with CPE is the cost of purchasing equipment from manufacturers and labor for equipment installation.

         Selling, General and Administrative Expenses. Birch's selling, general and administrative expenses include its selling and marketing costs and customer service, billing, corporate administration, personnel and network maintenance expense.

         Birch employs a direct sales force in each of its target markets. To attract and retain a highly qualified sales force, Birch offers its sales personnel a compensation package that emphasizes commissions. Birch expects to incur significant selling and marketing costs as it expands its operations.

         Birch has implemented and continues to refine tailored systems for operations support systems and other back office systems that provision and track customer orders from point of sale to the installation and testing of service. Along with the development costs of these systems, Birch also incurs ongoing expenses for customer service and billing systems. As Birch's strategy stresses the importance of personalized customer service, Birch expects that its customer service department will become a larger part of Birch's ongoing administrative expenses. Birch also expects billing costs to increase as its number of customers and the call volume increases. Birch incurs other costs and expenses, including the costs associated with the maintenance of its network, administrative overhead, office leases and bad debt. Birch expects that these costs will grow significantly as it expands its operations and that administrative overhead will be a large portion of these expenses during the expansion phase of Birch's business. However, Birch expects these expenses to become smaller as a percentage of Birch's revenue as Birch builds its customer base.

         The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand to new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, selling, general and administrative expenses, and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. The projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years as the Company develops and constructs its switch network. The Company may also be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the Company will be able to maintain its operating margin. There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

         The Company has generated net operating losses since its inception and, accordingly, has incurred no income tax expense. The Company has reduced the net deferred tax assets generated by these losses by a valuation allowance which offsets the net deferred tax asset due to the uncertainty of realizing the benefit of the tax loss carryforwards. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

RESULTS OF OPERATIONS

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenue. Revenue was $26.1 million for the year ended December 31, 1998 compared to $-0- for the year ended December 31, 1997, principally as a result of the Valu-Line, Boulevard, Telesource and TFSnet acquisitions and opening five new markets in 1998. Revenue increases in excess of revenue gained from acquisitions in 1998 were largely from new customer sales particularly focused on local. For 1998, as a percentage of total revenue, communications and other services were 81.4% (including revenue from Internet access services, which was 2% of total revenue for such period) and CPE sales were 18.6%.

         Cost of services. Cost of services was $18.9 million for 1998 compared to $0 for 1997, principally as a result of the Valu-Line, Boulevard, Telesource and TFSnet acquisitions and opening five new markets in 1998. Gross margin for 1998 was $7.2 million, or 27.6% of revenue.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $15.8 million for 1998 compared to $1.8 million for 1997. These expenses increased principally as a result of the Valu-Line, Boulevard, Telesource and TFSnet acquisitions and opening five new markets in 1998. Additionally, the Company expanded its engineering and operations staff in preparation for switch deployment. EBITDA was $(8.6) million for 1998 compared to $(1.8) million for 1997.

         Depreciation and amortization. Depreciation and amortization was $2.3 million for 1998 compared to $27,000 for 1997, most of which was attributable to the fixed and intangible assets acquired in the Valu-Line, Boulevard, Telesource and TFSnet acquisitions.

         Interest. Interest expense was $8.2 million for 1998 primarily from the senior note interest charges. Interest income was $2.9 million in 1998 compared to $14,000 for 1997 primarily as a result of invested funds received from the Senior Notes.

         Net loss. Net loss was $16.2 million for 1998 compared to $1.8 million for 1997, as discussed above.

     VALU-LINE (PREDECESSOR COMPANY)

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenue. Revenue increased 27.1% to $16.8 million for the year ended December 31, 1997, from $13.2 million for the year ended December 31, 1996, primarily as a result of entering the local service market in March 1997 and long distance volumes increasing faster than the decline in long distance pricing. As a percent of total revenue, communications and other services were 82%, or $13.8 million, and CPE sales were 18%, or $3.0 million for the year ended December 31, 1997 compared to 80.9%, or $10.7 million, and 19.1%, or $2.5 million, for the year ended December 31, 1996.

         Cost of services. Cost of services increased 35.4% to $11.8 million for the year ended December 31, 1997, from $8.7 million for the year ended December 31, 1996 primarily as a result of the increase in revenue. Gross margin increased 11.0% to $5.0 million, or 29.5% of revenue, for the year ended December 31, 1997 from $4.5 million, or 33.8% of revenue, for the year ended December 31, 1996 primarily as a result of low margins on resold local service, which was started in March 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.2% to $4.1 million for the year ended December 31, 1997, from $3.6 million for the year ended December 31, 1996, primarily as a result of sales commissions related to increased business volumes and increased customer service expenditures associated with the commencement of local service. EBITDA decreased 1.7% to $892,000 for the year ended December 31, 1997 from $907,000 for the year ended December 31, 1996 primarily as a result of the start-up costs associated with offering local service.

         Depreciation and amortization. Depreciation and amortization increased 9.6% to $341,000 for the year ended December 31, 1997, compared to $311,000 for the year ended December 31, 1996.

         Interest expense. Interest expense was $97,000 for the year ended December 31, 1997 compared to $102,000 for the year ended December 31, 1996.

         Income taxes. Income taxes were 9.3% to $186,000 for the year ended December 31, 1997, compared to $205,000 for the year ended December 31, 1996.

         Net income. Net income was $268,000 for the year ended December 31, 1997, compared to $289,000 for the year ended December 31, 1996, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The expansion of Birch's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Birch's principal capital expenditure requirements include the purchase and installation of switches and transmission equipment collocated in ILEC central offices and the further development of operations support systems and other automated back office systems. Management does not expect that the growth of Birch's long distance and CPE business will require significant capital expenditures.

         To date, Birch has primarily funded its expenditures through the Senior Notes, private sale of equity securities, and the convertible notes. During the first quarter of 1997, the Company sold equity securities worth $1.8 million. In February and March 1998, Birch raised approximately $12.4 million in a private placement of its Series B Preferred Stock and Convertible Notes.
On June 18, 1998, the Company sold Senior Notes for net proceeds of $110.2 million.

         Birch expects to make significant capital outlays for the foreseeable future in order to continue the development activities called for in its current business plan and to fund expected operating losses. Birch currently estimates that the cash required to fund capital expenditures for its expansion plans will be approximately $35.0 million in 1999. In order for the Company to implement its current business plan and finance its projected capital expenditures for 1999 and thereafter, Birch will be required to seek and obtain significant amounts of additional financing (debt and/or equity) within the next year. The Company's expansion into Texas is dependent upon raising substantial additional financing in the near term. If Birch's plans or assumptions change, if its assumptions prove to be inaccurate, or if it experiences unanticipated costs or competitive pressures, Birch will be required to seek additional capital sooner than currently anticipated, possibly within the next six months. In particular, if Birch elects to pursue significant additional acquisition opportunities or to deploy more switches than currently planned, its cash needs may be increased substantially. There can be no assurance that Birch's current projection of cash flow (and losses) from operations (which will depend upon numerous future factors and conditions, many of which are outside of Birch's control) will be accurate. Because Birch's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors (including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by Birch, regulatory changes, and actions taken by competitors in response to Birch's strategic initiatives), it is almost certain that actual costs and revenue will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect Birch's future capital requirements. Current cash balances will not be sufficient to fund Birch's current business plan beyond the next year. As a consequence, Birch intends to seek additional debt and/or equity financing to fund Birch's liquidity. There can be no assurance that Birch will be able to raise additional capital on satisfactory terms or at all. In the event that Birch is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, Birch will be required to delay the development of its network or take other actions that could have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow to service debt requirements.

         The ability of Birch to fund the capital expenditures and other costs contemplated by its business plan and to make scheduled payments with respect to the Senior Notes, will depend upon, among other things, its ability to seek and obtain additional financing within the next year, to implement its business plan, to deploy its network and expand its operations and to obtain and retain a significant number of customers in its target markets, and the future operating performance of Birch and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, political, regulatory and other factors, many of which are beyond Birch's control. Birch expects that it will generate operating losses for the foreseeable future and that its business will not generate positive cash flow for the foreseeable future. In addition, the Company will require significant amounts of additional financing, which may not be available, before it will be able to generate positive cash flow. No assurance can be given that Birch will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest and any other payments on, the Senior Notes. If Birch is unable to generate sufficient cash flow from operations to service its indebtedness, including the senior notes, it may have to modify its growth plans, limit its capital expenditures, restructure or refinance its indebtedness or seek additional capital or liquidate its assets. There can be no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, in light of Birch's high leverage or (ii) that any such strategy would yield sufficient proceeds to service the Senior Notes.

YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Birch's computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. The Company anticipates spending $20 million on new systems from inception through the end of 1999 from funds provided by the Senior Notes or from new sources of capital. Specific expenditures for year 2000 costs are not being made related to the new systems. The Company has completed its assessment on the consequences of the year 2000 on information technology systems. As the Company has a relatively short history, virtually all systems are newly created or are being created. During information technology development, year 2000 issues have been consistently addressed. The new information technology systems will, in certain cases, replace systems of acquired companies in order to provide consistent and integrated systems. The acquired companies' systems are not all year 2000 compliant, however, these systems will be replaced by the third quarter of 1999. If all such systems are not replaced and year 2000 issues occur, significant disruption to the Company's operations could occur. The most significant system of the acquired companies relates to the provisioning and billing of resale local and long distance services which, if not replaced, could prevent the Company from billing or provisioning service to existing and future customers. Installation of the integrated billing and provisioning system is on schedule to date.

         Other non-information technology systems which may be affected by the year 2000 issue include systems provided to the Company by third parties. The most significant third party systems are those which operate SWBT's interfaces and billing records, switching equipment and customer premises equipment. The Company has been assured by significant third parties that year 2000 compliance will be accomplished by the end of 1999. If such compliance is not achieved by these third parties, it would have a material adverse effect on Birch's business, operating results and financial condition and its ability to achieve sufficient cash flow.

IMPACT OF INFLATION

         The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

SEASONALITY

         The Company's business is not considered to be seasonal.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 had no material impact on the Company's consolidated financial statements.

         The Company also adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 required no additional disclosures in the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's consolidated financial statements for the year ending December 31, 2000. The Company does not expect the impact of SFAS No. 133 to be material in relation to its consolidated financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk - through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt - is not material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For information required by Item 8, refer to the "Consolidated Financial Statements" section of the Financial Statements and Financial Statement Schedules filed as part of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

         The following table sets forth certain information concerning the directors, executive officers and other key personnel of Birch, including their ages as of December 31, 1998:

NAME                                              AGE                             POSITION
----                                              ---                             --------
Henry H. Bradley............................      53    Chairman of the Board

David E. Scott..............................      39    President, Chief Executive Officer and Director

Gregory C. Lawhon...........................      39    Senior Vice President of Public Policy and General Counsel

Gary L. Chesser.............................      52    Senior Vice President of Engineering and Operations

David W. Vranicar...........................      40    Senior Vice President of Business Development

Bradley A. Moline...........................      31    Senior Vice President of Finance and Chief Financial Officer

Jeffrey D. Shackelford......................      38    Senior Vice President of Sales and Marketing

Donald H. Goldman...........................      39    Senior Vice President of Internet Services

Stephen L. Sauder...........................      52    Vice President and Director

Ian R. N. Bund..............................      55    Director

David W. Bergmann...........................      49    Director

         Henry H. Bradley is Birch's Chairman of the Board of Directors (the Board). Mr. Bradley also is the Chairman of the Board of News-Press & Gazette Company (NPG), a co-founder of Birch. NPG is a family-owned company that owns and operates a daily newspaper, cable television systems, network affiliate broadcast television stations and FM and AM radio stations. Mr. Bradley has held a number of other positions with NPG since joining NPG in 1971, including terms as the Editor and Publisher of the St.
Joseph News-Press.

         David E. Scott, a co-founder and Director of Birch, is also its President and Chief Executive Officer. Mr. Scott has 16 years of managerial experience in the telecommunications industry. Prior to joining Birch, Mr. Scott was President and General Manager of Kansas City FiberNet, a CLEC owned jointly by the country's two largest cable operators, TCI and Time Warner. Prior to his tenure at Kansas City FiberNet, Mr. Scott was Vice President of Strategic Development for Sprint, responsible for developing investment plans in the competitive local exchange, wireless (PCS) and international marketplaces. Mr. Scott also served as Director of Strategic Planning for Sprint from 1988 to 1991. Mr. Scott also serves as a Director of DNS Publishing, an Internet publishing company he co-founded with Donald H. Goldman. DNS Publishing produces web sites that serve as on-line trade publications. Their first web site, C-LECinfo (www.clec.com), serves the competitive local exchange carrier industry.

         Gregory C. Lawhon joined Birch in January 1997 as its Senior Vice President of Public Policy and General Counsel. Prior to joining Birch, Mr. Lawhon practiced law for twelve years with the 90-lawyer Kansas City firm of Spencer Fane Britt & Browne. A partner in the firm since 1990, he was head of the firm's Communications and Media Group and a member of its Business Group. Mr. Lawhon's areas of practice were mergers and acquisitions, with an emphasis on communications industry acquisitions, cable television franchising, and commercial and regulatory issues with respect to the telecommunications industry.

         Gary L. Chesser joined Birch in March 1997 as its Senior Vice President of Engineering and Operations. Prior to joining Birch, Mr. Chesser was Vice President-Director of Engineering & Operations with Time Warner Connect, a startup business unit offering local and long distance telephony, cable television, and home security services. Prior to joining Time Warner, Mr. Chesser was employed by US West leading business process development and implementation for a startup data communications business unit called !NTERPRISE. Prior to joining US West, Mr. Chesser was employed by SWBT from 1965 to 1991 in a variety of engineering and operations and managerial positions.

         David W. Vranicar joined Birch in March 1997 as its Senior Vice President of Business Development. Prior to joining Birch, Mr. Vranicar was Vice President, International Business Development, at Sprint. In that capacity, he directed Sprint's pursuit of numerous international strategic partnering opportunities, including ventures in China, Israel, Taiwan, Japan, Italy and Spain. During his tenure at Sprint, which began in 1992, Mr. Vranicar played a key role in many domestic business development activities, including a PCS joint venture with TCI, Cox Cable Communications, Inc. and Comcast Corp.

         Bradley A. Moline joined Birch in July 1997 as its Senior Vice President of Finance and Chief Financial Officer. From 1994 to 1997, Mr. Moline was the Treasurer and Chief Financial Officer of Covenant Transport, Inc., a transportation company in Chattanooga, Tennessee that became publicly traded during his tenure. Prior to joining Covenant Transport, Mr. Moline worked for Ernst & Young LLP in Kansas City, Missouri and Grant Thornton in Lincoln, Nebraska, providing client services in the auditing and consulting areas.

         Jeffrey D. Shackelford, a co-founder of Birch, is Senior Vice President of Sales and Marketing. Mr. Shackelford has 13 years of experience in the telecommunications industry. Prior to joining Birch, Mr. Shackelford served as Director of Sales and Marketing for Kansas City FiberNet. Prior to joining Kansas City FiberNet, Mr. Shackelford was the Branch Manager for Sprint's Commercial Sales office in Kansas City and was responsible for sales and service of small to large business clients. During his tenure at Sprint, which began in 1988, Mr. Shackelford also developed the long distance industry's first PC-based call management system, FONVIEW.

         Donald H. Goldman joined Birch in March 1998 as its Senior Vice President of Internet Services. Mr. Goldman has over 13 years of managerial experience in the telecommunications industry. Prior to joining Birch, Mr. Goldman served as Vice President, Corporate Development at Sprint where he developed the strategy and managed the acquisition of companies in the areas of systems integration, Internet telephony, and wireless (PCS) services among others. Mr. Goldman also serves as a Director of DNS Publishing, an Internet publishing company he co-founded with David E. Scott.

         Stephen L. Sauder is a Vice President and Director of the Company. Mr. Sauder was elected as a Director of Birch in February 1998, as the designee of the holders of the Company's Series C Preferred Stock. Mr. Sauder was a co-founder of Valu-Line in 1982, and served as President and Chief Executive Officer of Valu-Line until February 1998, when Birch and Valu-Line were merged.

         Ian R. N. Bund was elected as a director of Birch in February 1998, as the designee of White Pines Management L.L.C. (White Pines). Mr. Bund also has been President of White Pines since 1996. From 1990 to 1996, Mr. Bund served as president of White Pines Capital Corporation, a management company, and general partner of its predecessor partnership. In addition, from 1993 to 1995, while continuing to operate his management company, Mr. Bund served as Senior Vice President -- Corporate Finance of First Michigan Corporation, a leading Michigan investment banking and brokerage firm. Mr. Bund also currently serves on the boards of directors of several private companies.

         David W. Bergmann was elected as a director of Birch in February 1998, as the designee of Advantage Capital Missouri Partners I, L.P. (Advantage). Since 1992, he has been involved in the analysis, negotiation of terms, and structuring of various portfolio company investments at Advantage Capital Partners, which he co-founded. Mr. Bergmann also serves on the boards of directors of several private companies as well as one commercial bank. In addition, he is the Chairman of the Board of Interface Security, L.L.C., an electronic security firm. He also serves as a consultant to Barnes Associates, an investment banking firm specializing in evaluations, mergers, acquisitions, and financing in the electronic security and communications fields.

ITEM 11.          EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Directors do not receive compensation for their service as directors, except that [NON-EMPLOYEE] directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board and its committees.

COMPENSATION OF EXECUTIVE OFFICERS

                             SUMMARY OF COMPENSATION

         The following table sets forth the cash and non-cash compensation paid or incurred on behalf of Birch to its Chief Executive Officer and four other executive officers (the Named Executive Officers) for the years ended December 31, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                                 AWARDS
                                                                                         ----------------------
                                                   ANNUAL COMPENSATION                   SECURITIES UNDERLYING       ALL OTHER
NAME AND                                           -------------------  OTHER ANNUAL            OPTIONS            COMPENSATION
PRINCIPAL POSITION             YEAR      SALARY($)       BONUSES      COMPENSATION($)            (#)(A)               ($)(E)
--------------------------     ----     ----------     ----------     ---------------    -----------------------   ------------
David E. Scott.............    1998       175,000            --              --                  1,052,362             7,000
  President and Chief          1997       164,904            --              --                    --                   --
  Executive Officer(b)
Gregory C. Lawhon..........    1998       175,000            --              --                    328,863             5,386
  Senior Vice President of     1997       164,904            --              --                    --                   --
  Public Policy and
  General Counsel(b)
Gary L. Chesser............    1998       140,000         35,000             --                    301,458              --
  Senior Vice President of     1997       115,769         35,000             --                    --                   --
  Engineering and
  Operations(c)
David W. Vranicar..........    1998       150,000            --              --                    274,052             6,000
  Senior Vice President of     1997       118,269            --              --                    --                   --
  Business Development(c)
Stephen L. Sauder..........    1998       226,471            --              --                    --                   --
  Vice President(d)            1997       134,577            --           128,667                  --                   --

--------------------------------------------
(a) Includes options to purchase shares of the Company's Common Stock, which were issued pursuant to the 1998 Stock Option Plan. Prior to the private placement of the Company's Series B Preferred Stock, Birch was a party to various stock option agreements with employees of the Company, all of which were governed by the Company's 1997 Stock Option Plan. In connection with the private placement of Series B Preferred Stock, the 1997 Stock Option Plan was replaced with the 1998 Stock Option Plan, and all stock option agreements governed by the 1997 Stock Option Plan were terminated. Options issued to the members of management listed above pursuant to the 1998 Stock Option Plan are exercisable immediately on grant at an exercise price of $.001 per share, and vest over a four-year period, at a rate of 6.25% per quarter. The stock options have been adjusted to reflect the Stock Dividend on June 23, 1998. Holders of exercised options have voting power with respect to all shares of Common Stock underlying the options. Upon termination of employment with the Company, Birch has the right to purchase all options which have not vested as of that date, subject to certain exceptions.

(b) Reflects compensation paid to Messrs. Scott and Lawhon commencing in January 1997.

(c) Reflects compensation paid to Messrs. Chesser and Vranicar commencing in March 1997.

(d) Mr. Sauder joined Birch after the Valu-Line acquisition and currently serves as Vice President of the Company. Compensation listed was paid by Valu-Line from January 1997 to February 1998.

(e)  Reflects matching contributions made by the Company under its 401(k) plan.

                                 OPTIONS GRANTS

         STOCK OPTION GRANTS AND EXERCISES

         The Company grants options to its executive officers under its 1998 Stock Option Plan (the Plan). As of March 29, 1999, options to purchase a total of 5,352,934 shares were outstanding under the Plan and options to purchase 842,911 shares remained available for grant thereunder.

         The following table shows, for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                                                                                                      POTENTIAL
                                                                                                  REALIZABLE VALUE
                                                     INDIVIDUAL GRANTS                               AT ASSUMED
                                --------------------------------------------------------------     ANNUAL RATES OF
                                  NUMBER OF          % OF TOTAL                                      STOCK PRICE
                                 SECURITIES           OPTIONS                                     APPRECIATION FOR
                                 UNDERLYING          GRANTED TO      EXERCISE OR                    OPTION TERM(C)
                                   OPTIONS          EMPLOYEES IN      BASE PRICE   EXPIRATION     -----------------
NAME                            GRANTED(#)(A)      FISCAL YEAR(B)       ($/SH)        DATE        5%($)      10%($)
----                            -------------      --------------    -----------   ----------     -----      ------
David E. Scott ............        931,696             18.4%            .001        2/10/2008     555        1,407
                                   120,666              2.4%            .001        3/13/2008      72          182
Gregory C. Lawhon..........        291,155              5.7%            .001        2/10/2008     174          440
                                    37,708              0.7%            .001        3/13/2008      22           57
Gary L. Chesser............        266,893              5.3%            .001        2/10/2008     159          403
                                    34,565              0.7%            .001        3/13/2008      21           52
David W. Vranicar..........        242,628              4.8%            .001        2/10/2008     145          367
                                    31,424              0.6%            .001        3/13/2008      19           47
Stephen L. Sauder..........             --             --                 --               --      --           --

---------------------
(a) Includes options to purchase shares of Common Stock, which were issued pursuant to the 1998 Stock Option Plan. Prior to the private placement of Series B Preferred Stock, Birch was a party to various stock option agreements with employees of the Company, all of which were governed by the Company's 1997 Stock Option Plan. In connection with this private placement of Series B Preferred Stock, the 1997 Stock Option Plan was replaced with the 1998 Stock Option Plan, and all stock option agreements governed by the 1997 Stock Option Plan were terminated. Options issued pursuant to the 1998 Stock Option Plan are exercisable immediately on grant at an exercise price of $.001 per share, and vest over a four-year period, at a rate of 6.25% per quarter. The stock options have been adjusted to reflect the Stock Dividend on June 23, 1998. Holders of exercised options have voting power with respect to all shares of Common Stock underlying the options. Upon termination of employment with the Company, Birch has the right to purchase all options which have not vested as of that date, subject to certain exceptions.

(b) Based on an aggregate of options to purchase 5,352,934 shares of Birch's Common Stock granted to employees of Birch in fiscal 1998, including the Named Executive Officers.

(c) The potential realizable value assumes a per-share market price at the time of the grant to be approximately $.001 with an assumed rate of appreciation of 5% and 10%, respectively, compounded annually for 10 years.

 AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES(A)

                                                                         NUMBER OF SECURITIES         VALUE OF
                                                                              UNDERLYING             UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                           SHARES                             OPTIONS(#)             OPTIONS($)
                                         ACQUIRED ON          VALUE         EXERCISABLE(E)         EXERCISABLE(E)
NAME                                   EXERCISE(#)(B)      REALIZED($)    UNEXERCISABLE(U)(C)    UNEXERCISABLE(U)(C)
----                                   --------------      ----------    --------------------    -------------------
David E. Scott..................          197,318               --                 -- (E)              -- (E)
                                                                              855,044 (U)              -- (U)
Gregory C. Lawhon...............           61,662               --                 -- (E)              -- (E)
                                                                              267,201 (U)              -- (U)
Gary L. Chesser.................           56,523               --                 -- (E)              -- (E)
                                                                              244,935 (U)              -- (U)
David W. Vranicar...............           51,385               --                 -- (E)              -- (E)
                                                                              222,667 (U)              -- (U)
Stephen L. Sauder...............               --               --                 -- (E)              -- (E)
                                                                                   -- (U)              -- (U)

-----------------------------------
(a)  The options/SARs shown reflect options granted as of December 31, 1998.

(b) For purposes of this table alone, "exercise" means an employee's acquisition of shares of Common Stock which have already vested, "exercisable" means options to purchase shares of Common Stock which are subject to exercise and "unexercisable" means all other options to purchase shares of Common Stock

(c) Includes options to purchase shares of Common Stock, which were issued pursuant to the 1998 Stock Option Plan. Prior to the private placement of Series B Preferred Stock, Birch was a party to various stock option agreements with employees of the Company, all of which were governed by the Company's 1997 Stock Option Plan. In connection with this private placement of Series B Preferred Stock, the 1997 Stock Option Plan was replaced with the 1998 Stock Option Plan, and all stock option agreements governed by the 1997 Stock Option Plan were terminated. Options issued pursuant to the 1998 Stock Option Plan are exercisable immediately on grant at an exercise price of $.001 per share, and vest over a four-year period, at a rate of 6.25% per quarter. The stock options have been adjusted to reflect the Stock Dividend on June 23, 1998. Holders of exercised options have voting power with respect to all shares of Common Stock underlying the options. Upon termination of employment with the Company, Birch has the right to purchase all options which have not vested as of that date, subject to certain exceptions.

EMPLOYMENT AGREEMENTS

     David E. Scott. Mr. Scott is party to an employment agreement with Birch dated as of February 10, 1998. Under his employment agreement, Mr. Scott receives a base salary of $175,000 per annum. Mr. Scott is also eligible for a bonus based on achievement of performance criteria established by the Board. Mr. Scott's employment agreement is for an initial three-year term, and automatically renews for additional one-year terms unless either Mr. Scott or Birch provides written notice to each other at least 90 days prior to such renewal. Mr. Scott's employment agreement provides that upon termination of employment by Birch, other than for cause, disability or death, Birch shall pay Mr. Scott's salary for the remainder, if any, of the calendar month in which such termination is effective and for 24 consecutive calendar months thereafter. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     Gregory C. Lawhon. Mr. Lawhon is party to an employment agreement with Birch dated as of February 10, 1998. Under his employment agreement, Mr. Lawhon receives a base salary of $175,000 per annum. Mr. Lawhon is also eligible for a bonus based on achievement of performance criteria established by the Board. Mr. Lawhon's employment agreement is for an initial one-year term, and automatically renews for additional one-year terms unless either Mr. Lawhon or Birch provides written notice to each other at least 90 days prior to such renewal. Mr. Lawhon's employment agreement provides that upon termination of employment by Birch, other than for cause, disability or death, Birch shall pay Mr. Lawhon's salary for the remainder, if any, of the calendar month in which such termination is effective and for 12 consecutive calendar months thereafter. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     Gary L. Chesser. Mr. Chesser is party to an employment agreement with Birch dated as of February 10, 1998. Under his employment agreement, Mr. Chesser receives a base salary of $150,000 per annum. Mr. Chesser is also eligible for a bonus based on achievement of performance criteria established by the Board. Mr. Chesser's employment agreement is for an initial one-year term, and automatically renews for additional one-year terms unless either Mr. Chesser or Birch provides written notice to each other at least 90 days prior to such renewal. Mr. Chesser's employment agreement provides that upon termination of employment by Birch, other than for cause, disability or death, Birch shall pay Mr. Chesser's salary for the remainder, if any, of the calendar month in which such termination is effective and for 12 consecutive calendar months thereafter. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     David W. Vranicar. Mr. Vranicar is party to an employment agreement with Birch dated as of February 10, 1998. Under his employment agreement, Mr. Vranicar receives a base salary of $150,000 per annum. Mr. Vranicar is also eligible for a bonus based on achievement of performance criteria established by the Board. Mr. Vranicar's employment agreement is for an initial one-year term, and automatically renews for additional one-year terms unless either Mr. Vranicar or Birch provides written notice to each other at least 90 days prior to such renewal. Mr. Vranicar's employment agreement provides that upon termination of employment by Birch, other than for cause, disability or death, Birch shall pay Mr. Vranicar's salary for the remainder, if any, of the calendar month in which such termination is effective and for 12 consecutive calendar months thereafter. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     Stephen L. Sauder. Mr. Sauder is party to an employment agreement with Birch dated as of February 10, 1998. Under his employment agreement, Mr. Sauder receives a base salary of $213,000 per annum. Mr. Sauder is also eligible for a bonus based on achievement of performance criteria established by the Board. Mr. Sauder's employment agreement is for an initial one-year term, and automatically renews for additional one-year terms unless either Mr. Sauder or Birch provides written notice to each other at least 90 days prior to such renewal. Mr. Sauder's employment agreement provides that upon termination of employment by Birch, other than for cause, disability or death, Birch shall pay Mr. Sauder's salary for the remainder, if any, of the calendar month in which such termination is effective and for 12 consecutive calendar months thereafter. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of Ian R. N. Bund, Henry H. Bradley and David E. Scott.

Report of the Compensation Committee of the Board of Directors

       REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON
                             EXECUTIVE COMPENSATION


         COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following is a report of the Compensation Committee of the Board (the "Committee") describing the compensation policies applicable to the Company's executive officers (including the Named Executive Officers) during the fiscal year ended December 31, 1998.

         GENERAL POLICIES

         The Committee is responsible for assisting the Company's Chief Executive Officer (the "CEO") in devising the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for individual executive officers. The Committee also administers the Company's stock option, employee stock purchase and 401(k) plans and determines the terms and conditions of grants thereunder. The Committee consists of two non-employee Board members and the CEO. The CEO does not participate in Committee deliberations or decisions involving his own compensation.

         The Company's compensation policies are designed to link the executive officers' compensation to the annual and long-term performance of the Company, to provide compensation that is competitive with that of executives in the industry, to reward performance and teamwork, and to attract and retain superior talent. The compensation mix reflects a balance of annual cash payments, consisting of annual base salary payments and incentive bonus payments, and long-term stock-based incentives in the form of stock options. The emphasis in incentive compensation is placed on strategic, stock-based options that align the financial interests of the Company's employees with those of its stockholders.

         BASE SALARIES

         The salary component of executive compensation is based on the executive's level of responsibility for meeting Company objectives and performance. Base salaries for executives are reviewed and adjusted at least annually based on information regarding competitive salaries, the results of industry compensation surveys, individual experience and performance.

         CASH BONUSES

         The Company's incentive program for executive officers provides direct financial incentives in the form of cash bonuses based on previous year performance.

         STOCK OPTIONS

         The Company's 1998 Stock Option Plan provides for the issuance of stock options to officers and employees of the Company to purchase shares of the Company's common stock at an exercise price equal to the fair market value of such stock on the date of grant. The Company's stock options typically vest over a 48-month period.

         The Company's compensation policies recognize the importance of stock ownership by senior executives, and stock options are an integral part of each executive's compensation. The Committee believes that the opportunity for stock appreciation through stock options that vest over time promotes the relationship between long-term interests of executive officers and stockholders. The size of specific grants takes into account the executive officer's salary and the number of options previously granted to the officer, as well as his or her contributions to the Company's success.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         David E. Scott has served as President and CEO since the Company's inception. In February 1998 he entered into an employment agreement with the Company, the terms of which are described in more detail in "Employment Agreements."

         During fiscal 1998, Mr. Scott received a base salary of $175,000 and options to purchase an aggregate of 1,052,362 shares of the Company's common stock. In reviewing the compensation paid to Mr. Scott for fiscal 1998, the Committee applied the factors discussed above in this Report under the headings "Base Salaries," "Cash Bonuses," and "Stock Options." In addition, the Committee considered a number of other factors, including competitive market compensation packages, Mr. Scott's past performance at the Company and the responsibilities he was undertaking in assuming the position of CEO. Based on its internal review and informal information reviewed by the Committee, the Committee believes that the base salary level for the CEO is commensurate with salaries paid to chief executive officers of comparable companies engaged in similar industries.

         Overall, the Committee believes that Mr. Scott is being appropriately compensated in a manner that is consistent with the long-term interests of stockholders.

         The members of the Committee submit the foregoing report.

                         COMPENSATION COMMITTEE:

                            Henry H. Bradley
                            Ian R. N. Bund
                            David E. Scott

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Birch's outstanding capital stock as of December 31, 1998 consisted of 5,000,296 shares of Common Stock, 8,572,039 shares of Series B Preferred Stock and 8,492,749 shares of Series C Preferred Stock.

         The following table sets forth certain information regarding the beneficial ownership of the capital stock of Birch by: (i) each of the directors and the Named Executive Officers of Birch; (ii) all directors and Named Executive Officers as a group and (iii) each owner of more than 5% of the equity securities of Birch (5% Owners). Unless otherwise noted, the address for each director and Named Executive Officer of Birch is c/o Birch Telecom, Inc., 2020 Baltimore Avenue, Kansas City, Missouri 64108.

                                                                                                            PERCENTAGE
                                                                                                              OF TOTAL
                                            NUMBER OF SHARES                        PERCENTAGE OF           VOTING POWER
                                            BENEFICIALLY OWNED                       CLASS OWNED                 OF
  NAME AND ADDRESS OF              -------------------------------------    ------------------------------  FULLY DILUTED
   BENEFICIAL OWNER(A)             COMMON(B)     SERIES B      SERIES C     COMMON(B) SERIES B    SERIES C   COMMON STOCK
-----------------------------      ---------    ----------    ----------    --------- --------    --------  --------------
DIRECTORS AND EXECUTIVE
  OFFICERS:
Henry H. Bradley(c) ..........            --     1,978,128     1,582,500         --%    23.1%       18.6%        15.2%
David E. Scott ...............     1,190,768            --       189,900       18.6       --         2.2          5.9
Gregory C. Lawhon ............       380,137        49,453            --        5.9        *           --         1.8
Gary L. Chesser ..............       348,459        32,969            --        5.4        *           --         1.6
David W. Vranicar ............       316,780        36,266            --        4.9        *           --         1.5
Bradley A. Moline(d) .........       297,932        70,625            --        4.6        *           --         1.6
Jeffrey D. Shackelford .......       794,160            --       126,600       12.4       --          1.5         3.9
Stephen L. Sauder(e) .........            --        85,719     6,311,797         --      1.0         74.3        27.3
Donald H. Goldman ............       263,750            --            --        4.1       --           --         1.1
Ian R. Bund(f) ...............            --        47,808            --         --        *           --           *
David W. Bergmann(g) .........            --            --            --         --       --           --          --
All directors and
  executive officers as
  a group (11 persons) .......     3,591,987     2,300,968     8,210,797       56.0     26.8         96.7        60.1
5% OWNERS:
News-Press & Gazette
  Company(h) .................            --     1,648,438     1,582,500         --     19.2         18.6        13.8
Advantage Capital
  Missouri Partners I,
  L.P.(g)(i) .................            --     1,318,750            --         --     15.4           --         5.6
Pacific Capital, L.P.(f)(j) ..            --     1,219,925            --         --     14.2           --         5.2

--------------------------------------------
 *       Less than one percent
(a) Beneficial ownership is determined in accordance with the Commission's rules and includes voting and investment power with respect to the shares.
(b) Includes options to purchase shares of the Common Stock, which were issued pursuant to the 1998 Stock Option Plan. Certain options are exercisable immediately on grant at an exercise price of $.001 per share, and vest over a four-year period, at a rate of 6.25% per quarter. Holders of exercised options have voting power with respect to all shares of Common Stock underlying the options. Upon termination of employment with the Company, Birch has the right to purchase all options which have not vested as of that date, subject to certain exceptions.
(c) Includes 1,648,438 shares of Series B Preferred Stock and 1,582,500 shares of Series C Preferred Stock held by NPG. Mr. Bradley and his brother hold voting power of NPG. Also includes 329,687 shares of Series B Preferred Stock held by various trusts and relatives of the Bradley family.
(d) Includes 5,275 shares of Series B Preferred Stock held by Mr. Moline's father.
(e) Includes 65,937 shares of Series B Preferred Stock held by Mr. Sauder's father.
(f) Mr. Bund is the president of White Pines Management which provides management of White Pines L.P. I and the Pacific Capital, L.P. investment funds. Mr. Bund serves on the Board of Birch.
(g) Mr. Bergmann is a general partner of Advantage Capital Missouri Partners I, L.P. and serves on the Board of Birch.
(h) The principal business address of NPG is 825 Edmond Street, St. Joseph, MO 64501.
(i) The principal business address of Advantage is 7733 Forsyth Boulevard, Suite 1850, St. Louis, MO 63105.
(j) The principal business address of Pacific Capital, L.P. is 2401 Plymouth Road, Suite B, Ann Arbor, MI 48105.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASE OF SERIES A PREFERRED STOCK BY STEPHEN L. SAUDER

         In connection with the merger of Birch and Valu-Line, the Company paid to Stephen L. Sauder, the principal stockholder of Valu-Line, 2,968,750 shares of its Series A Preferred Stock, 5,982,746 shares of its Series C Preferred Stock and $4,750500,000 in cash. During the year ended December 31, 1998, the Company paid dividends of $168,000 to Mr. Sauder, the holder of all of the Company's Series A Preferred Stock. Pursuant to the Purchasers Rights Agreement dated February 10, 1998 (the Purchasers Rights Agreement), Mr. Sauder was elected as a Director of the Company. In June 1998, Birch repurchased all of the outstanding shares of Birch's Series A Preferred Stock held by Mr. Sauder.

SERIES B PREFERRED STOCK OFFERING

         On March 13, 1998, Birch completed a private placement of 6,264,074 shares of its Series B Preferred Stock (the Series B Preferred Stock Offering) having an aggregate liquidation preference of $9.5 million and $3.5 million in aggregate principal amount of its Convertible Notes which on June 18, 1998 were converted to 2,307,965 shares of Series B Preferred Stock, raising aggregate net proceeds of approximately $12.4 million. The transaction was consummated pursuant to the Purchasers Rights Agreement and the Securities Purchase Agreement, agreements which designate certain rights and obligations of the Series B Preferred Stock. See "-- Purchasers Rights Agreement" and "-- Securities Purchase Agreement." Pursuant to the Securities Purchase Agreement, NPG, a stockholder which owns in excess of 5% of the Company's voting securities, purchased $2,500,000 of Series B Preferred Stock, and certain parties affiliated with NPG, including Henry H. Bradley, Chairman of the Board of the Company, purchased $500,000 of Series B Preferred Stock. In addition, pursuant to the Securities Purchase Agreement, Bradley A. Moline and Gregory C. Lawhon, executive officers of Birch, purchased $105,000 and $75,000 of Series B Preferred Stock, respectively. In connection with this Series B Preferred Stock Offering, NPG surrendered 1,500,000 shares of Common Stock and 1,500,000 warrants exercisable into shares of Common Stock in exchange for 1,582,500 shares of Series C Preferred Stock; David E. Scott, Birch's President, Chief Executive Officer and Director, surrendered 180,000 shares of Common Stock and 180,000 warrants exercisable into shares of Common Stock in exchange for 189,900 shares of Series C Preferred Stock; and Jeffrey D. Shackleford, Birch's Senior Vice President of Sales and Marketing, surrendered 120,000 shares of Common Stock and 120,000 warrants exercisable into shares of Common Stock in exchange for 126,600 shares of Series C Preferred Stock. The Company then cancelled the exchanged shares and warrants exercisable into shares of common stock.

         In connection with this Series B Preferred Stock transaction, Gregory
C. Lawhon, Birch's Senior Vice President of Public Policy and General Counsel, purchased 49,453 shares, Gary L. Chesser, Birch's Senior Vice President of Engineering and Operations, purchased 32,969 shares, David W. Vranicar, Senior Vice President of Business Development, purchased 36,266 shares and Bradley A. Moline, Birch's Senior Vice President of Finance and Chief Financial Officer, purchased 70,625 shares.

PURCHASERS RIGHTS AGREEMENT

         Current stockholders of Birch are parties to the Purchasers Rights Agreement, pursuant to which they agreed to vote their respective shares in such a manner as to elect certain persons to serve as Directors. The holders of Series B Preferred Stock have agreed to vote their shares to elect one designee of NPG; one designee of Advantage and one designee of White Pines. In addition, the holders of Series C Preferred Stock agreed to vote their shares to elect Stephen L. Sauder, and the holders of Common Stock agreed to vote their shares for the election of David E. Scott. As a result, so long as the Purchasers Rights Agreement is in effect, these investors will effectively control the election of the Company's Board of Directors.

     Registration Rights

         The parties to the Purchasers Rights Agreement, subject to certain conditions, have certain registration rights with respect to shares of Common Stock, including shares of Common Stock issuable upon conversion or redemption of shares of Series B Preferred Stock or upon conversion of shares of Series C Preferred Stock. Such purchasers may, subject to certain conditions, require Birch to register their shares of Common Stock pursuant to the Securities Act in connection with an underwritten public offering of the Common Stock to the general public. Each purchaser of stock pursuant to the Purchasers Rights Agreement is subject to lock-up restrictions in the event of a public offering of Birch's securities.

     Restrictions on Transfer

         Birch's outstanding Common Stock (including shares issued pursuant to Options), Series B Preferred Stock and Series C Preferred Stock are subject to certain restrictions on transfer. Holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock that are parties to the Purchasers Rights Agreement, subject to certain exceptions, may not transfer their shares without first giving Birch the opportunity to purchase such shares (a Right of First Refusal). In addition, holders of Common Stock and Series C Preferred Stock that are parties to the Purchasers Rights Agreement, subject to certain exceptions, may not transfer their shares without first giving the holders of Series B Preferred Stock the opportunity to participate in such transfer (a Co-Sale Right). Holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock that are parties to the Purchasers Rights Agreement are required to sell their shares in the event of an agreement by 66-2/3% of the outstanding shares of Common Stock (assuming conversion or exercise of all convertible securities, options or warrants) to sell or transfer their shares, or to sell all or substantially all of the assets of Birch to a third party.

     Pre-Emptive Rights

         Holders of Birch's Series B Preferred Stock and Series C Preferred Stock have the right to purchase a pro rata portion of any Common Stock or Preferred Stock that Birch proposes to sell and issue, subject to certain exceptions.

     Size of the Board of Directors

         The Purchasers Rights Agreement provides that so long as 10% or more of the outstanding shares of Series B Preferred Stock are held by the parties to the Purchasers Rights Agreement, the approval by the vote or written consent of the holders of at least a majority of the then-outstanding shares of Series B Preferred Stock shall be necessary to change the size of the Board of Directors.

SECURITIES PURCHASE AGREEMENT

         In connection with the Series B Preferred Stock Offering, the current stockholders entered into the Securities Purchase Agreement. Pursuant to this agreement, Birch sold shares of its Common Stock to certain of its employees pursuant to the Stock Purchase Plan and sold shares of its Series B Preferred Stock and Convertible Notes to certain investors. In addition, pursuant to the Securities Purchase Agreement, Birch implemented a plan of recapitalization whereby it exchanged all shares of its Common Stock and warrants for shares of its Common Stock issued and outstanding prior to the Securities Purchase Agreement for shares of its Series C Preferred Stock. Birch then cancelled the exchanged shares of common stock and warrants exercisable into shares of common stock.

SALES OF COMMON STOCK TO EXECUTIVE OFFICERS OF THE COMPANY

         In connection with the Series B Preferred Stock Offering, 474,750 shares of the Company's Common Stock were sold to certain employees of the Company for an aggregate purchase price of $450.00. The shares were sold pursuant to the Company's Stock Purchase Plan. In connection with this transaction, David E. Scott, Birch's President, Chief Executive Officer and Director, purchased 138,405 shares of Common Stock, Jeffrey D. Shackelford, Birch's Senior Vice President of Sales and Marketing, purchased 92,587 shares of Common Stock, Gregory C. Lawhon, Birch's Senior Vice President of Public Policy and General Counsel, purchased 51,273 shares of Common Stock, Gary L. Chesser, Birch's Senior Vice President of Engineering and Operations, purchased 47,000 shares of Common Stock, David W. Vranicar, Senior Vice President of Business Development, purchased 42,728 shares of Common Stock and Bradley A. Moline, Birch's Senior Vice President of Finance and Chief Financial Officer, purchased 34,182 shares of Common Stock.

NPG LOAN

         On December 16, 1997, the Company borrowed $250,000 from NPG in order to satisfy its working capital needs. NPG is a stockholder which owns in excess of 5% of the Company's voting securities. The loan was repaid with the proceeds of the Company's private placement of its Series B Preferred Stock and Convertible Notes.

VALU-LINE LOANS

         As of December 31, 1997, Valu-Line, which merged into Birch on February 10, 1998, had notes payable of $111,870 from Stephen L. Sauder. Mr. Sauder was the President and principal stockholder of Valu-Line at the time the loan was made and is currently a Vice President and a Director of the Company. In addition, as of December 31, 1997, Valu-Line had notes payable of $105,457 from Mr. Sauder's father. The loans were due on demand. As of December 31, 1998, the amounts outstanding under these loans were fully repaid.

DEALINGS WITH VALU-BROADCASTING, INC.

         In 1996, 1997, and 1998, Valu-Line provided services principally related to rent and operating costs to Valu-Broadcasting, Inc., an affiliate of Valu-Line and owned by a Birch stockholder at the time of the transactions, in the amounts of $74,000, $81,000 and $30,000 respectively. Valu-Line also received services principally related to advertising from Valu-Broadcasting, Inc. in the amounts of $31,000, $41,000 and $40,000 in 1996, 1997 and
1998,respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1)      Financial Statements

                  See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

         (2)      Financial Statement Schedules

         All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

         (3)      Exhibits

                  (a)  Exhibits

   EXHIBIT
     NO.                                  DESCRIPTION OF EXHIBIT
   -------                                -----------------------
     2.1        Agreement and Plan of Merger among Birch Telecom, Inc.,
                Valu-Line Companies, Inc., Stephen L. Sauder, Paula K. Sauder,
                Richard L. Tidwell, Sarah J. Tidwell, Stormy Supiran and Carla
                S. Supiran. (incorporated by reference to Exhibit 2.1 to Birch
                Telecom, Inc.'s Registration Statement on Form S-4, as amended
                (SEC File No. 333-62797), originally filed September 3, 1998
                (the "Form S-4")).
     3.1        Amended and Restated Certificate of Incorporation of Birch
                Telecom, Inc. (incorporated by reference to Exhibit 3.1 to the
                Form S-4).
    #3.2        Certificate of Amendment of Amended and Restated Certificate of
                Incorporation.
     3.3        Restated Bylaws of Birch Telecom, Inc. (incorporated by
                reference to Exhibit 3.2 to the Form S-4).
     4.1        Indenture, dated as of June 23, 1998, between Birch Telecom,
                Inc. and Norwest Bank Minnesota, National Association, as
                trustee, relating to $115,000,000 aggregate principal amount of
                14% Senior Notes due 2008 (incorporated by reference to Exhibit
                4.1 to the Form S-4).
     4.2        Specimen Certificate of 14% Senior Notes due 2008 (the "Exchange
                Notes") (included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to the Form S-4).
     4.4        Collateral Pledge and Security Agreement, dated as of June 23,
                1998 from Birch Telecom, Inc., Pledgor, to Norwest Bank
                Minnesota, National Association, Trustee (incorporated by
                reference to Exhibit 4.5 to the Form S-4).
     10.1       Birch Telecom, Inc. Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form S-4).
     10.2       Birch Telecom, Inc. Purchasers Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form S-4).
     10.3       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and David E. Scott (incorporated by reference to
                Exhibit 10.3 to the Form S-4).

     10.4       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and Gregory C. Lawhon (incorporated by reference to Exhibit 10.4 to the Form S-4).
     10.5       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and Gary L. Chesser (incorporated by reference to
                Exhibit 10.5 to the Form S-4).
     10.6       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and David W. Vranicar (incorporated by reference to Exhibit 10.6 to the Form S-4).
     10.7       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and Stephen L. Sauder (incorporated by reference to Exhibit 10.7 to the Form S-4).
     10.8       General Agreement between Birch Telecom, Inc. and Lucent
                Technologies Inc. (incorporated by reference to Exhibit 10.12 to the Form S-4).
     10.9       Interconnection Agreement under Sections 251 and 252 of the
                Telecommunications Act of 1996 by and between Southwestern Bell
                Telephone Company and Birch Telecom of Missouri, Inc. (the
                "Missouri Interconnection Agreement") (incorporated by reference to Exhibit 10.13 to the Form S-4).
    *10.10      Amendment No. 1 dated May 27, 1998 to Missouri Interconnection
                Agreement.
    +10.11      Software License Agreement between Birch Telecom, Inc. and
                Saville Systems Inc. (incorporated by reference to Exhibit 10.14 to the Form S-4).
    *10.12      Interconnection Agreement under Sections 251 and 252 of the
                Telecommunications Act of 1996 by and between Southwestern Bell
                Telephone Company and Birch Telecom of Kansas, Inc.
    *10.13      Interconnection Agreement under Sections 251 and 252 of the
                Telecommunications Act of 1996 by and between Southwestern Bell
                Telephone Company and Birch Telecom of Texas Ltd., LLP.
    #10.14      1998 Stock Option Plan
    #10.15      Form of Incentive Stock Option Agreement under 1998 Stock
                Option Plan
    #10.16      Form of Nonstatutory Stock Option Agreement under 1998 Stock
                Option Plan
    #10.17      Lease Agreement between Francor, L.L.C. and Birch Telecom, Inc.
                dated July 20, 1998
     12.1       Statement of Computation of Ratio of Earnings to Fixed Charges
                (incorporated by reference to Exhibit 12.1 to the Form S-4).
     21.1       Subsidiaries of Birch Telecom, Inc. (incorporated by reference to Exhibit 21.1 to the Form S-4).
     24.1       Power of Attorney (included on the signature page to this Form
                10-K).
     27.1       Financial Data Schedule

*  Filed herewith.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Commission.
# To be filed by amendment

 (B)     REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the fourth quarter of fiscal
         1998.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KANSAS CITY, STATE OF MISSOURI, ON MARCH 31, 1999.

                                            BIRCH TELECOM, INC.


                                By:             /s/ David E. Scott
                                    -------------------------------------------
                                                   David E. Scott
                                        President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Scott and Bradley A. Moline, and each of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND AS OF THE DATES INDICATED.

               SIGNATURE                                        TITLE                               DATE
               ---------                                        -----                               ----
           /s/ DAVID E. SCOTT                 President and Chief Executive Officer           March 31, 1999
----------------------------------------      (Principal Executive Officer)
             DAVID E. SCOTT

          /s/ BRADLEY A. MOLINE               Chief Financial Officer (Principal              March 31, 1999
----------------------------------------      Financial and Accounting Officer)
           BRADLEY A. MOLINE

         /s/ HENRY H. BRADLEY                 Director                                        March 31, 1999
----------------------------------------
            HENRY H. BRADLEY

         /s/ STEPHEN L. SAUDER                Director                                        March 31, 1999
----------------------------------------
           STEPHEN L. SAUDER
                                              Director                                        March __, 1999
----------------------------------------
             IAN R. N. BUND
                                              Director                                        March 31, 1999
         /s/ DAVID W. BERGMANN
----------------------------------------
           DAVID W. BERGMANN

                          INDEX TO FINANCIAL STATEMENTS



BIRCH TELECOM, INC.
Report of Independent Auditors.....................................................................    F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998.......................................    F-3
Consolidated Statements of Operations for the years ended December 31, 1997 and 1998...............    F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997
  and 1998.........................................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998...............    F-6
Notes to Consolidated Financial Statements.........................................................    F-7

VALU-LINE COMPANIES, INC.
Report of Independent Auditors.....................................................................    F-16
Consolidated Balance Sheets as of December 31, 1997................................................    F-17
Consolidated Statements of Income and Retained Earnings for the years ended December 31,
  1996 and 1997....................................................................................    F-18
Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1997...............    F-19
Notes to Consolidated Financial Statements.........................................................    F-20


                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BIRCH TELECOM, INC.

         We have audited the accompanying consolidated balance sheets of Birch Telecom, Inc. (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch Telecom, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP
Kansas City, Missouri
February 19, 1999

                               BIRCH TELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                        (In thousands except share data)


                                                                                 1997           1998
                                                                                -------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $   210      $  39,745
   Pledged securities .....................................................          --         15,888
   Accounts receivable, net ...............................................          --          4,039
   Inventory ..............................................................          --            916
   Prepaid expenses and other .............................................           7            526
                                                                                -------      ---------
Total current assets ......................................................         217         61,114
Property and equipment, net ...............................................         101         26,153
Pledged securities - noncurrent ...........................................          --         21,897
Goodwill, net .............................................................          --         16,863
Other intangibles, net ....................................................          --          7,689
Other assets ..............................................................         216            433
                                                                                -------      ---------
Total assets ..............................................................     $   534      $ 134,149
                                                                                =======      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital lease obligations .....     $    --      $     335
   Notes payable to related parties .......................................         250             --
   Accounts payable .......................................................         255          8,503
   Accrued expenses .......................................................          --          2,556
                                                                                -------      ---------
Total current liabilities .................................................         505         11,394
14% Senior Notes ..........................................................          --        114,681
Capital lease obligations, net of current maturities ......................          --            778
Other long-term debt, net of current maturities ...........................          --            332

Preferred stock, $.001 par value; 25,000,000 shares authorized:
   Series B Redeemable Preferred Stock, 8,572,039 shares issued and
     outstanding (stated at redemption and aggregate liquidation value) ...          --         14,063
Stockholders' equity:
   Series C Preferred Stock, 8,492,749 shares issued and outstanding ......          --              8
   Common stock, $.01 par value, 20,000,000 shares authorized,
     1,800,000 shares issued and outstanding at December 31, 1997 .........          18             --
   Common stock, $.001 par value, 27,000,000 shares authorized,
     5,000,296 shares issued and outstanding at December 31, 1998 .........          --              5
   Warrants ...............................................................          18            337
   Additional paid-in capital .............................................       1,782         12,273
   Accumulated deficit ....................................................      (1,789)       (19,722)
                                                                                -------      ---------
Total stockholders' equity (deficit) ......................................          29         (7,099)
                                                                                -------      ---------
Total liabilities and stockholders' equity (deficit) ......................     $   534      $ 134,149
                                                                                =======      =========

See accompanying notes.

                               BIRCH TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998
                        (In thousands except share data)

                                                               1997          1998
                                                             -------      --------
Revenue:
  Communications services, net .........................     $    --      $ 21,783
  Equipment sales, net .................................          --         4,304
                                                             -------      --------
Total revenue ..........................................          --        26,087
Cost of services:
  Cost of communications services ......................          --        16,339
  Cost of equipment sales ..............................          --         2,547
                                                             -------      --------
Total cost of services .................................          --        18,886
                                                             -------      --------
Gross margin ...........................................          --         7,201
Selling, general and administrative expense ............       1,776        15,769
Depreciation and amortization expense ..................          27         2,308
                                                             -------      --------
Loss from operations ...................................      (1,803)      (10,876)
Interest expense .......................................          --        (8,254)
Interest income ........................................          14         2,922
                                                             -------      --------
Net loss ...............................................      (1,789)      (16,208)
Preferred stock dividends ..............................          --        (1,696)
Amortization of preferred stock issuance costs .........          --           (29)
                                                             -------      --------
Loss applicable to common stock ........................     $(1,789)     $(17,933)
                                                             =======      ========
Loss per common share-- basic and diluted ..............     $ (1.45)     $  (4.71)
                                                             =======      ========
Weighted average number of common shares outstanding ...       1,235         3,809

See accompanying notes.

                               BIRCH TELECOM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1997 AND 1998
                                 (In thousands)

                                    SERIES A PREFERRED STOCK   SERIES C PREFERRED STOCK           COMMON STOCK
                                    ------------------------   ------------------------    -----------------------
                                       NUMBER                   NUMBER OF                  NUMBER OF
                                     OF SHARES    $.001 PAR      SHARES      $.001 PAR      SHARES        $.01 PAR
                                     ---------    ---------      ------      ---------      ------        --------
Balance at December 23,
   1996 (date of
   inception) and
   December 31, 1996 .......             --       $   --             --      $   -             --          $ --
Issuance of common
   stock and warrants ......             --           --             --          -          1,800            18
Net loss ...................             --           --             --          -             --            --
Balance at December 31,
   1997 ....................             --           --             --          -          1,800            18
Recapitalization ...........             --           --          1,800          2         (1,800)          (18)
Issuance of common
   stock ...................             --           --             --          -             --            --
Merger with Valu-
   Line ....................          2,969            3          6,250          6             --            --
Issuance of Warrants in
   connection with 14%
   Senior Notes ............             --           --             --          -             --            --
Redemption of
   Series A Preferred
   Stock ...................         (2,969)          (3)            --          -             --            --
Stock dividend .............             --           --            443          -             --            --
Option exercise ............             --           --             --          -             --            --
Early exercised options
   terminated ..............             --           --             --          -             --            --
Restatement of Series B
   Preferred Stock
   dividends ...............             --           --             --          -             --            --
Amortization of
   Preferred Stock
   issuance costs ..........             --           --             --          -             --            --
Series A Preferred
   Stock dividends .........             --           --             --          -             --            --
Series B Preferred
   Stock dividends .........             --           --             --          -             --            --
Net loss ...................             --           --             --          -             --            --
Balance at December 31,
   1998 ....................             --       $   --          8,493      $   8             --          $ --

                                                              COMMON STOCK
                                                   -------------------------------
                                                   NUMBER OF                               ADDITIONAL      ACCUMULATED
                                   WARRANTS         SHARES    $.001 PAR   WARRANTS      PAID-IN CAPITAL      DEFICIT         TOTAL
                                   --------         ------    ---------   --------      ---------------      -------         -----

Balance at December 23,
   1996 (date of
   inception) and
   December 31, 1996 .......         $ --             --          $-         $ --         $     --          $     --       $     --
Issuance of common
   stock and warrants ......           18             --           -           --            1,782                --          1,818
Net loss ...................           --             --           -           --               --            (1,789)        (1,789)
Balance at December 31,
   1997 ....................           18             --           -           --            1,782            (1,789)            29
Recapitalization ...........          (18)            --           -           --               34                --             --
Issuance of common
   stock ...................           --            450           -           --               --                --             --
Merger with Valu-
   Line ....................           --             --           -           --           14,741                --         14,750
Issuance of Warrants in
   connection with 14%
   Senior Notes ............           --             --           -          337               --                --            337
Redemption of
   Series A Preferred
   Stock ...................           --             --           -           --           (4,747)               --         (4,750)
Stock dividend .............           --            262           1           --               (1)               --             --
Option exercise ............           --          4,305           4           --               --                --              4
Early exercised options
   terminated ..............           --            (17)          -           --               --                --             --
Restatement of Series B
   Preferred Stock
   dividends ...............           --             --           -           --               64                --            464
Amortization of
   Preferred Stock
   issuance costs ..........           --             --           -           --               --               (29)           (29)
Series A Preferred
   Stock dividends .........           --             --           -           --               --              (168)          (168)
Series B Preferred
   Stock dividends .........           --             --           -           --               --            (1,528)        (1,528)
Net loss ...................           --             --           -           --               --           (16,208)       (16,208)
Balance at December 31,
   1998 ....................         $ --          5,000          $5         $337         $ 12,273        $  (19,722)      $ (7,099)

See accompanying notes

                               BIRCH TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998
                                 (In thousands)

                                                                                    1997        1998
                                                                                  ---------   ---------
      OPERATING ACTIVITIES
      Net loss..................................................................  $  (1,789)  $ (16,208)
      Adjustments to reconcile net loss to net cash from operating activities:
        Depreciation............................................................         27         720
        Amortization............................................................         --       1,588
        Provision for losses on accounts receivable.............................         --         140
        Other ..................................................................         50          16
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Accounts receivable..................................................         --      (1,905)
           Inventory............................................................         --        (300)
           Prepaid expenses.....................................................         (7)       (370)
           Other assets.........................................................         --        (198)
           Accounts payable.....................................................        255       3,888
           Accrued expenses.....................................................         --       1,986
                                                                                  ---------   ---------
      Net cash from operating activities........................................     (1,464)    (10,643)
      INVESTING ACTIVITIES
      Purchase of property and equipment........................................       (128)    (21,550)
      Costs of interconnection agreements.......................................        (87)         --
      Business acquisitions, net of cash acquired...............................         --      (7,757)
      Amortization of discount on pledged securities............................         --      (1,231)
      Maturity of pledged securities............................................         --       7,692
      Purchase of pledged securities............................................         --     (44,247)
                                                                                  ---------   ---------
      Net cash from investing activities........................................       (215)    (67,093)
      FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants.......................      1,768         342
      Proceeds from issuance of preferred stock.................................         --       9,500
      Deferred financing costs..................................................       (129)     (4,922)
      Payment of Series A Preferred Stock dividends.............................         --        (168)
      Proceeds from convertible notes...........................................         --       3,500
      Proceeds from 14% Senior Notes...........................................          --     114,663
      Redemption of Series A Preferred Stock...................................          --      (4,750)
      Repayment of capital lease obligations....................................         --        (172)
      Proceeds from long-term debt..............................................         --         123
      Repayment of long-term debt...............................................         --        (321)
      Borrowing (repayment) of notes payable to stockholder.....................        250        (524)
                                                                                  ---------   ---------
      Net cash from financing activities........................................      1,889     117,271
                                                                                  ---------   ---------
      NET INCREASE IN CASH AND CASH EQUIVALENTS.................................        210      39,535
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................         --         210
                                                                                  ---------   ---------
      CASH AND CASH EQUIVALENTS AT END OF YEAR..................................  $     210   $  39,745
                                                                                  =========   =========
      Supplementary schedule of non-cash investing and financing activities:
         Amounts recorded in connection with acquisitions:
           Fair value of net assets acquired, net of cash acquired..............  $      --   $   5,735
           Fair value of intangible assets.....................................          --      20,839
           Assumption of long-term debt and capital lease obligations...........         --      (3,999)
           Issuance of Series A Preferred Stock.................................         --     (10,000)
           Issuance of Series C Preferred Stock.................................         --      (4,750)
        Common stock issued in exchange for other assets........................         50          --
        Property and equipment acquired through capital lease...................         --         728
        Property and equipment additions included in accounts payable...........         --       2,157
      Supplemental disclosure of cash flow information:
        Cash payment for interest, net of interest capitalized of $436 in 1998..         --       7,725

See accompanying notes.

                               BIRCH TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY

         Birch Telecom, Inc. was incorporated December 23, 1996, as a Delaware corporation for the purpose of providing local, long distance, Internet access, and other communications services to business and residential customers initially in Kansas and Missouri. The consolidated financial statements of Birch Telecom, Inc. include the accounts of Birch Telecom, Inc. and the accounts of its subsidiaries, all of which are wholly owned (collectively, the Company). The Company's business is highly competitive and is subject to various federal, state and local regulations.

         The Company was in the development stage for the period from December 23, 1996 (date of inception) to February 10, 1998. Accordingly, the Company had no operating revenue and incurred operating losses and operating cash flow deficits during that period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company includes as cash and cash equivalents highly liquid investments with original maturities of three months or less.

     Revenue Recognition

         Revenue for communications services are recognized when customers use the associated services. Equipment revenue is recognized when systems or services are substantially complete. Revenue on billings to customers in advance of providing services is deferred and recognized when earned.

     Cost of Services

         Cost of services includes local and long-distance services purchased from Southwestern Bell Telephone, interexchange carriers and certain providers of fiber optic telephone networks. Cost of services also includes costs associated with the sale and installation of telephone systems.

     Inventory

         Inventory is carried at the lower of average cost or market determined on a first-in, first-out basis and consists primarily of parts and equipment used in the maintenance and installation of telephone systems.

     Advertising Costs

         Advertising costs are expensed as incurred and totaled $895,000 for the year ended December 31, 1998.

     Property and Equipment

         Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives of the assets:

                                                                          Years
                                                                        --------
           Communications network.....................................    3-10
           Buildings, furniture, fixtures and equipment...............    3-40

     Goodwill

         Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in the Company's acquisitions. Goodwill is being amortized over 25 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $599,000 at December 31, 1998.

     Other Intangibles

         Other intangibles consist primarily of customer lists and noncompete agreements related to the Company's acquisitions and deferred financing costs. Customer lists and noncompete agreements are amortized over periods ranging from 1 to 5 years using the straight-line method. The deferred financing costs are amortized over 5 to 10 years, the term of the associated financing, using the straight-line method. Accumulated amortization on other intangibles totaled $1,050,000 at December 31, 1998.

     Income Taxes

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate (see
Note 11). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Stock Options

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by SFAS No. 123, the Company has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. The estimated market value used for the stock options granted was determined on a periodic basis by the Company's Board of Directors.

     Fair Values of Financial Instruments

         The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of the Company's pledged securities was $38 million at December 31, 1998. The fair value of the Company's senior notes is estimated to be $106 million at December 31, 1998 based on the quoted market rates for the debt. The fair value of other long-term debt approximates the recorded value.

     Use of Estimates in Financial Statements

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Loss Per Share

         The net loss per share amount reflected on the consolidated statement of operations is based on the weighted-average number of common shares outstanding. Stock options and convertible preferred stock are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, these stock equivalents may become dilutive.

     Reclassifications

         Certain items in the 1997 consolidated financial statements have been reclassified to be consistent with the classification in the 1998 consolidated financial statements.

3.   ACQUISITIONS

         In February 1998, Birch merged with Valu-Line in a transaction valued at $19.5 million, consisting of $4.75 million in cash, 2,968,750 shares of Series A Preferred Stock having an aggregate liquidation preference of $4.75 million and 6,250,000 shares of Series C Preferred Stock having an aggregate liquidation preference of $10.0 million. Since 1982, Valu-Line has been primarily providing switched long distance services, customer premises equipment
(CPE) sales and services and, since March 1997, local service. In connection with the merger, intangible assets were recorded related to customer lists and goodwill totaling $2,000,000 and $15,541,878, respectively.

         In May 1998, Birch acquired Boulevard Phone Company, a shared tenant service provider in the Kansas City metropolitan area, for $300,000 in cash. Goodwill totaling $274,000 was recorded related to the acquisition.

         In May 1998, Birch acquired Telesource Communications, Inc. (Telesource), a CPE provider in the Kansas City metropolitan area, for $325,000 in cash. In connection with the Telesource acquisition, the Company assumed $290,000 of Telesource's liabilities. Goodwill and customer lists associated with the acquisition were recorded totaling $325,000 and $328,000, respectively.

         In September 1998, Birch acquired TFSnet, Inc., an Internet service provider based in the Kansas City metropolitan area, for $2.65 million in cash. Goodwill and customer lists associated with the acquisition were recorded totaling $1.1 million and $1.2 million, respectively.

         All acquisitions were recorded using the purchase method of accounting. Results from the acquired companies are included in the consolidated financial statements from the date of the respective acquisitions.

         The following is unaudited pro forma information reflecting the affect of the acquisitions on the Company's results as though they had been completed effective January 1, 1997 and 1998 (in thousands except per share amounts):

                                                               December 31,
                                                           1997            1998
                                                      --------------- ----------------
         Revenue.................................     $     18,847    $     29,193
         Net loss................................           19,325          28,921
         Loss per common share...................            15.65            8.05


4.   ACCOUNTS RECEIVABLE

         The composition of accounts receivable, net is as follows (in thousands):

                                                               December 31,
                                                           1997            1998
                                                      --------------- ----------------
         Billed..................................     $      --       $      3,144
         Unbilled................................            --              1,129
                                                             --              4,273
                                                      ---------       ------------
         Less allowance for doubtful accounts....            --                234
                                                      ---------       ------------
                                                      $      --       $      4,039
                                                      =========       ============

5.   PROPERTY AND EQUIPMENT

         The following is a summary of the Company's property and equipment as of December 31, 1997 and 1998 (in thousands):

                                                                       1997      1998
                                                                      ------   --------
           Communications network................................     $ --     $  5,966
           Buildings, furniture, fixtures and equipment..........       128       6,529
           Construction in progress..............................       --       14,405
                                                                      -----    --------
                                                                        128      26,900
           Less accumulated depreciation and amortization........        27         747
                                                                      -----    --------
           Property and equipment, net...........................     $ 101    $ 26,153
                                                                      =====    ========

6.   PLEDGED SECURITIES, WARRANTS, AND DEBT

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes (the Senior Notes) due June 2008 and 115,000 warrants to purchase 1,409,734 shares of common stock. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Company classifies its pledged securities, consisting of $37.8 million of U.S. Treasury securities at December 31, 1998, as held to maturity recorded at amortized cost and maturing between six and thirty months. A portion of the proceeds of this offering, $337,000, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $319,000 at December 31, 1998. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. The Senior Notes rank pari pasu in right of payment to all existing and future senior indebtedness of the Company and rank senior in the right of payment to all existing and future subordinated indebtedness of the Company.

         The Company filed a registration statement with the Securities and Exchange Commission (SEC) for the registration of $115 million aggregate principal amount of 14% Senior Notes due December 2008 (the Exchange Notes) to be offered in exchange for the Senior Notes (the Exchange Offer). The registration statement was declared effective by the SEC in February 1999, and the Exchange Offer was commenced at that time. The Exchange Offer will expire in March 1999, at which time all of the Senior Notes will be exchanged for the Exchange Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except the Exchange Notes will have been registered under the Securities Act and holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Senior Notes.

         The indenture related to the Senior Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, consolidate, merge or sell all of its assets. The Company was in compliance with these covenants at December 31, 1998.

         The Company's debt consisted of the following at December 31, 1997 and 1998 (in thousands):

                                                                                           December 31,
                                                                                        1997            1998
                                                                                     ---------       -----------
        14 % Senior Notes......................................................      $      --       $    114,681
                                                                                     =========       ============

        Other long-term debt, interest accruing between 8.9% and 9.8%, maturing
        through 2013, secured by buildings.....................................             --                345

        Less current maturities................................................             --                 13
                                                                                     ---------       ------------
                                                                                     $      --       $        332
                                                                                     =========       ============

         Assets securing the other long-term debt total $814,000, net of accumulated depreciation of $19,000.

         Principal payments required on the outstanding debt during each of the next five years are as follows (in thousands):

        1999..............................................        $    13
        2000..............................................             14
        2001..............................................             16
        2002..............................................             17
        2003..............................................             19


7.   CAPITAL LEASE OBLIGATIONS

         The Company leases telecommunications equipment and computer equipment under capital leases with imputed interest between 8.0% and 10.2%. Assets under capital lease total $1,459,000, net of accumulated amortization of $210,000 at December 31, 1998. The future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1998 are as follows (in thousands):

        1999..............................................        $   447
        2000..............................................            447
        2001..............................................            257
        2002..............................................             58
        2003..............................................             58
                                                                  =======
        Total minimum lease payments......................          1,267
        Less amount representing interest.................            167
                                                                  -------
        Present value of net minimum lease payments.......          1,100
        Less current maturities...........................            322
                                                                  -------
                                                                  $   778
                                                                  =======


Amortization expense for assets under capital lease was $157,000 for the year ended December 31, 1998.

8.   CAPITAL STRUCTURE

         During 1997, 1,750,000 shares of common stock and 1,800,000 warrants were sold to management and equity investors for $1.00 and $0.01 per share, respectively. The warrants entitled the holders to purchase an additional 1.8 million shares in the aggregate of common stock at $1.00 per share. In addition to cash investments, members of management contributed the business plan to the Company in exchange for 50,000 shares of common stock valued at $1.00 per share. During 1998, all common stock was exchanged for Series C Preferred Stock and the warrants were surrendered.

         First Quarter 1998 Recapitalization

         During February and March 1998, the Company issued $9.5 million of Series B Preferred Stock, issued $3.5 million of Convertible Notes, converted common stock to Series C Preferred Stock, canceled the 1997 Stock Option Plan, and created the 1998 Stock Option Plan in transactions related to new investors.

         The Series B Preferred Stock and Convertible Notes generated net proceeds of $12.4 million. In June 1998, the Convertible Notes were converted into Series B Preferred Stock. The Series B Preferred Stock accrues cumulative compounding dividends at 15% per annum and is mandatorily redeemable in equal annual installments in 2003, 2004 and 2005 provided, however, that so long as any of the Company's Senior Notes due 2008 are outstanding, none of the Series B Preferred Stock may be redeemed until the earlier of June 15, 2008 or the 91st day after redemption in full of the Senior Notes. During the year ended December 31, 1998 cumulative dividends on the Series B Preferred Stock totaled 1,063,000. The Series B Preferred Stock is convertible into 8,572,039 (after considering stock dividend described below) shares of common stock at the option of the holders. The shares have liquidation preference over the Series C Preferred Stock and common stock at the greater of (1) par value plus accrued but unpaid dividends or (2) par value plus the fair market value of common stock into which the shares could be converted. Each share can be converted into a share of common stock at the option of the holder.

         In February 1998, the old common stockholders exchanged all of the previously issued and outstanding $1.00 par value common stock for an equal number of shares of Series C Preferred Stock and relinquished all rights to the warrants previously held. The Series C Preferred Stock outstanding after the conversion and merger transactions total 8,492,750 shares (after considering stock dividend described below). All shares were issued at $1.52 per share and have a $0.001 par value. The convertible, voting shares have a 10% non-cumulative dividend. The shares have liquidation preference over the common stock at the greater of (1) par value plus accrued but unpaid dividends or (2) par value plus the fair market value of common stock into which the shares could be converted. Each share can be converted into a share of common stock at the option of the holder. Voting rights are exercised together with Series B and Series C Preferred Stocks but not common stock. The Series C Preferred Stock is subordinate to the Series B Preferred Stock.

         The 1997 Stock Option Plan was canceled and vested options were forfeited and the 1998 Stock Option Plan was created (See Note 12). Certain employees were allowed to purchase 474,750 (after considering stock dividend described below) shares of new common stock at par value ($0.001 per share) in exchange for the forfeiture of the vested options.

         The new common stock has voting rights equal to the Series B and C Preferred Stock. Common stock dividends, if any, will be declared at the discretion of the board of directors.

        The Series A Preferred Stock issued in connection with the Valu-Line Merger (See Note 3) was fully redeemed in June 1998. Dividends paid totaled $168,000 in 1998.

     Stock Dividend

         On June 23, 1998, the Company paid a dividend in kind, in the amount of
0.055 shares per share, to the holders of the Company's Series B Preferred Stock, Series C Preferred Stock, and common stock as of June 15, 1998.

9.   RELATED-PARTY TRANSACTIONS

         During December 1997, the Company borrowed $250,000 from the Company's principal stockholder under a note payable. The note payable was fully repaid in February 1998.

         The Company acquired notes payable to Valu-Line shareholders totaling $274,000 in the Valu-Line merger. These notes were fully repaid during 1998.

         During 1998, a broadcasting company owned by one of the Birch's shareholders rented office space from Birch for $30,000. Birch purchased advertising from the broadcasting company totaling $40,000 in 1998.

10.  COMMITMENTS AND CONTINGENCIES

         Future minimum rental commitments at December 31, 1998 for all noncancelable operating leases, consisting mainly of leases for office space and equipment, are as follows (in thousands):

         1999................................................      $ 1,180
         2000................................................        1,050
         2001................................................        1,060
         2002................................................          945
         2003................................................          836
         Thereafter..........................................        2,891
                                                                   -------
         Total...............................................      $ 7,962
                                                                   =======

         Total rent expense for the years ended December 31, 1997 and 1998 was $81,000 and $485,000, respectively.


         In February 1998, the Company entered into a five-year general agreement with Lucent Technologies, Inc. (Lucent) establishing terms and conditions for the purchase of Lucent products, services and licensed materials. This agreement includes a five-year exclusivity commitment for the purchase of products and services related to new switches. The agreement contains no minimum purchase requirements.

11.  INCOME TAXES

         Net deferred taxes consist of the following as of December 31, 1997 and 1998 (in thousands):

                                                                            1997       1998
                                                                           -----     -------
         Deferred tax assets:
           Net operating loss carryforwards...........................     $  --     $ 5,528
           Accruals and reserves not currently deductible.............        --          91
           Other......................................................       681         668
                                                                           -----     -------
                                                                             681       6,287
           Valuation allowance........................................      (681)     (5,799)
                                                                           -----     -------
                                                                              --         488
                                                                           -----     -------
         Deferred tax liabilities:
           Property and equipment.....................................        --         488
                                                                           -----     -------
                                                                           $  --     $    --
                                                                           =====     =======

         In the years ended December 31, 1997 and 1998, the net income tax benefits of approximately $681,000 and $6.0 million, respectively, have been offset by increases in the valuation allowance. At December 31, 1998, the Company had operating loss carryforwards for federal income tax purposes of approximately $13.8 million, expiring in 2013.


        The primary difference that caused the effective tax rate to vary from the statutory federal income tax rate of 35% was the valuation allowance.

12.  STOCK OPTION PLAN

         At December 31, 1997, the Company had granted options to purchase common stock under the 1997 Stock Option Plan. The options granted had a term of 10 years and vested over a four-year period. This plan was terminated and superseded in 1998 by the 1998 Stock Option Plan. No options were or ever will be exercised and no shares were or will ever be issued under the terminated and superseded 1997 Stock Option Plan.

         Stock option activity under the 1997 Stock Option Plan was as follows:

                                                                                         Weighted-Average
                                                                                             Per Share
                                                                                             Exercise
                                                                               Shares          Price
                                                                              ---------  ----------------

           Granted....................................................        2,783,000     $   1.00
           Exercised..................................................               --           --
           Forfeited..................................................               --           --
                                                                             ----------     --------
           Outstanding at December 31, 1997...........................        2,783,000         1.00
           Terminated.................................................       (2,783,000)       (1.00)
                                                                             ----------     --------
           Outstanding at December 31, 1998...........................               --     $     --
                                                                             ==========

         Stock option activity under the 1998 Stock Option Plan was as follows:

                                                                                           Weighted-Average
                                                                                               Per Share
                                                                                               Exercise
                                                                                Shares          Price
                                                                             -----------   ----------------
           Granted....................................................        5,065,984         $  0.26
           Exercised..................................................        4,542,139            0.01
           Forfeited..................................................           44,918            1.55
                                                                              ---------         -------
           Outstanding at December 31, 1998...........................          478,927         $  2.48
                                                                              =========
           Exercisable at December 31, 1998...........................               --
                                                                              =========

         The 1998 Stock Option Plan authorized the grant of options for up to 6,195,844 shares of the Company's common stock. The options have a term of 10 years and vest over a four-year period. All options exercised during 1998 were for options granted with an early exercise provision. The shares from exercised options continue to be subject to the four-year vesting period.


         Options granted in 1998 had exercise prices approximating the market value. Exercise prices for options outstanding at December 31, 1998 ranged from $0.001 to $2.50. The weighted average remaining contractual life of those options is 3.1 years. At December 31, 1998, the Company has reserved 1,129,860 shares of common stock for issuance under the 1998 Stock Option Plan.

         The Company estimated the fair value of each option grant using the minimum value method permitted by SFAS No. 123 for entities not publicly traded. The Company utilized the following assumptions in the calculation: risk-free interest rate of 5.25%, expected life of four years and no dividends being paid over the life of the options. Had compensation cost for the stock based compensation plan been determined as prescribed by SFAS No. 123, the net loss and loss per common share would have been as follows for the years ended December 31, 1997 and 1998 (in thousands except per share data):

                                                                                1997              1998
                                                                           ---------------- -----------------
      Net loss-- as reported...........................................    $     (1,789)    $    (16,208)
      Net loss-- pro forma.............................................          (1,921)         (16,212)
      Loss per share-- Basic and Diluted-- Pro Forma...................           (1.56)           (4.26)

13.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) profit-sharing plan covering substantially all employees under which employees can contribute up to 15% of their annual salary subject to annual maximum limitations. Employees can participate after meeting the plan's eligibility requirements. The Company may also make discretionary contributions. Company contributions to the plan were $148,000 for the year ended December 31, 1998.

14.  EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain executive employees, which provide for payments to be made in connection with certain termination of employment or change of control. The benefits include cash compensation, immediate vesting of outstanding stock options and coverage under the Company's group health plan.

15.  SIGNIFICANT SUPPLIERS

         The Company purchased telephone services from Southwestern Bell Telephone amounting to 29% of revenue in the year ended December 31, 1998. The Company purchased switches and other network equipment and software from Lucent Technologies amounting to $7.5 million in the year ended December 31, 1998.

16.  SUBSEQUENT EVENTS

         In February 1998, the Company acquired American Local
Telecommunications (ALT), a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition, which was recorded as a purchase, included substantially all assets of ALT. The total purchase price was approximately $700,000.

         In February 1998, the Company signed a letter of intent to acquire the stock of Capital Communications Corporation, a telecommunications equipment provider based in the St. Louis, Missouri metropolitan area. The purchase price is anticipated to be $3.0 million, plus the potential for additional consideration based on lines converted to the Company's service from Capital Communications Corporation's existing customer base.

17.  QUARTERLY DATA -- UNAUDITEd

         The following table includes summarized quarterly financial data for the years ended December 31, (in thousands):

                                                           Quarters
                                  -----------------------------------------------------------
                                      First         Second          Third         Fourth
                                  -------------- -------------- -------------- --------------
1998:
Revenue                           $       3,705  $       6,060  $       7,478  $       8,844
Gross margin                              1,063          1,628          2,305          2,205
Operating loss                             (567)        (1,486)        (2,996)        (5,827)
Net loss                                   (623)        (1,766)        (5,468)        (8,351)
Loss per  common share                    (0.79)         (0.55)         (1.19)         (1.76)

1997:
Revenue                           $          --  $          --  $          --  $          --
Gross margin                                 --             --             --             --
Operating loss                             (111)          (573)          (549)          (570)
Net loss                                   (112)          (570)          (543)          (564)
Loss per common share                     (0.22)         (0.52)         (0.35)         (0.31)

                         REPORT OF INDEPENDENT AUDITORS

                             THE BOARD OF DIRECTORS
                            VALU-LINE COMPANIES, INC.

         We have audited the accompanying consolidated balance sheet of the Valu-Line Companies, Inc. (the Company) as of December 31, 1997, and the related consolidated statements of income and retained earnings, and cash flows for two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valu-Line Companies, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Ernst & Young LLP


Kansas City, Missouri
May 15, 1998

                            VALU-LINE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 1997
                                 (In thousands)

    ASSETS
    Current assets:
      Cash and cash equivalents...............................        $  258
      Accounts receivable, net of allowance of $80 and $70,
      respectively............................................         1,790
      Other receivables -- related parties....................            97
      Inventories.............................................           530
      Prepaid expenses........................................            37
      Income taxes receivable.................................            30
      Other assets............................................            60
      Deferred income taxes...................................            71
                                                                      ------
    Total current assets......................................         2,873
    Property and equipment, net...............................         1,612
    Other assets..............................................           317
                                                                      ------
    Total assets..............................................        $4,802
                                                                      ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Current maturities of long-term debt and capital lease          $  110
         obligation...........................................
      Notes payable -- related parties........................           240
      Accounts payable........................................         1,262
      Accrued expenses........................................           225
      Customer deposits.......................................            39
      Accrued salaries and commissions........................           266
      Deferred revenue........................................           287
      Income taxes payable....................................            --
                                                                      ------
    Total current liabilities.................................         2,429
    Long-term debt, net of current maturities.................           345
    Capital lease obligation, net of current maturities.......           336
    Deferred income taxes.....................................            27
    STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000 shares authorized;
      10,360 issued and outstanding                                      181
    Retained earnings                                                  1,484
                                                                      ------
    Total stockholders' equity                                         1,665
                                                                      ------
    Total liabilities and stockholders' equity                        $4,802
                                                                      ======


See accompanying notes.

                            VALU-LINE COMPANIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                       DECEMBER 31,
                                                            ---------------------------------
                                                                  1996              1997
                                                            ---------------   ---------------
                                                             (IN THOUSANDS EXCEPT SHARES AND
                                                                     PER SHARE DATA)
Revenue:
   Communications services, net...........................  $        10,686   $        13,785
   Equipment sales, net...................................            2,531             3,016
                                                            ---------------   ---------------
Total revenue.............................................           13,217            16,801
Cost of services:
   Cost of communications services........................            7,308             9,859
   Cost of equipment sales................................            1,441             1,983
                                                            ---------------   ---------------
Total cost of services....................................            8,749            11,842
                                                            ---------------   ---------------
Gross margin..............................................            4,468             4,959
Selling, general and administrative.......................            3,561             4,067
Depreciation and amortization.............................              311               341
                                                            ---------------   ---------------
Income from operations....................................              596               551
Interest expense..........................................              102                97
                                                            ---------------   ---------------
Income before income taxes................................              494               454
Income tax expense........................................              205               186
                                                            ---------------   ---------------
Net income................................................              289               268
Retained earnings, beginning of year......................              927             1,216
                                                            ---------------   ---------------
Retained earnings, end of year............................  $         1,216   $         1,484
                                                            ===============   ===============
Earnings per share -- basic and diluted...................  $         27.90   $         25.87
                                                            ===============   ===============
Common shares outstanding -- basic and diluted............           10,360            10,360
                                                            ===============   ===============


See accompanying notes.

                            VALU-LINE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1996         1997
                                                                             -----------  -----------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net income...............................................................    $       289  $       268
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization.........................................            311          341
   Deferred income taxes.................................................              7          (14)
   Income tax expense....................................................             43           73
   Changes in operating assets and liabilities:
     Accounts receivable.................................................            185         (660)
     Other receivables -- related parties................................            (18)         (52)
     Inventory...........................................................           (122)         (94)
     Income taxes receivable/payable.....................................            290          (56)
     Accounts payable....................................................           (303)         520
     Accrued expenses and other current liabilities......................            188          304
     Other...............................................................            (36)        (142)
                                                                             -----------  -----------
Net cash from operating activities.......................................            834          488

INVESTING ACTIVITIES
Purchase of property and equipment.......................................           (513)        (243)
                                                                             -----------  -----------
Net cash from investing activities.......................................           (513)        (243)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt.................................             92           --
Proceeds from issuance of note payable...................................             --           --
Proceeds from issuance of notes payable -- related parties...............             33           --
Payment of notes payable.................................................           (300)         (11)
Payment of notes payable -- related parties..............................             --          (44)
Payment of long-term debt................................................             --           --
Payment of capital lease obligation......................................            (82)         (90)
                                                                             -----------  -----------
Net cash from financing activities.......................................           (257)        (145)
                                                                             -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................             64          100
Cash and cash equivalents, beginning of year.............................             94          158
                                                                             -----------  -----------
Cash and cash equivalents, end of year...................................    $       158  $       258
                                                                             ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment financed under capital lease...................................    $        --  $        --
                                                                             ===========  ===========


See accompanying notes.

                            VALU-LINE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1.   THE COMPANY

         These consolidated financial statements include the accounts of Valu-Line Companies, Inc., a Kansas Corporation, and its wholly-owned subsidiaries (collectively, the "Company"), Valu-Line of Kansas, Inc. and IS Advertising. The Company was acquired by Birch Telecom, Inc. in February 1998 (see Note 11). The accounts of Valu Broadcasting, Inc. and Steve Sauder Real Estate, respectively, a wholly-owned subsidiary of and a division of Valu-Line Companies, Inc., both of which were spun off in December 1997, have been excluded for all periods from these consolidated financial statements in order to reflect financial position and operating results on a basis consistent with the businesses acquired by Birch Telecom, Inc. All intercompany balances and transactions have been eliminated in consolidation.

         The Company provides local, long distance, Internet, customer premises equipment and other communications services to business and residential customers in the state of Kansas.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company includes as cash and cash equivalents, cash and marketable securities with original maturities of three months or less.

     Revenue Recognition

         Revenue from communications services is recognized when the services are provided. Revenue on billings to customers in advance of providing services is deferred and recognized when earned.

     Concentration of Credit Risk

         The Company is exposed to concentrations of credit risk principally from customer accounts receivable. At December 31, 1997, the Company's customers are located in the state of Kansas. The Company performs ongoing credit evaluations of its customers as a means to reduce credit risk.

     Fair Values of Financial Instruments

         As of December 31, 1997, the fair values of the Company's financial instruments, including cash equivalents and notes payable -- related parties, approximate their carrying value.

     Inventories

         Inventories, which consist of customer premises communications equipment held for sale and supplies, are valued at lower of average cost or market.

     Property and Equipment

         Property and equipment, including assets held under capital leases, are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets or lease term.

     Use of Estimates in Financial Statements

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.   PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 1997 are as follows:

                                                            ESTIMATED
                                                           USEFUL LIVES         1997
                                                           ------------         ----
                                                                  (In thousands)
         Telecommunications and other equipment.......      5 years             $1,103
         Office equipment, furniture and other........      3 - 7 years          1,178
         Buildings and improvements...................      40 years               683
                                                                                ------
                                                                                 2,964
         Accumulated depreciation and amortization....                          (1,352)
                                                                                ------
                                                                                $1,612
                                                                                ======


         Telecommunication equipment under capital lease was $607,000 at December 31, 1997. Accumulated amortization totaled $194,000 as of December 31, 1997. Amortization of assets under capital lease is included in depreciation and amortization expense. Interest expense associated with the obligations under these leases amounted to $47,000 in 1997.

4.   CAPITAL LEASE OBLIGATION

         The Company leases telecommunications equipment under a capital lease. The future minimum lease payments under the capitalized lease and the present value of the net minimum lease payments as of December 31, 1997 are as follows (in thousands):

                  1998.........................................................   $137
                  1999.........................................................    137
                  2000.........................................................    137
                  2001.........................................................     57
                  2002.........................................................     57
                  2003.........................................................     57
                                                                                  ----
                  Total minimum lease payments.................................    582
                  Less amount representing interest............................   (147)
                                                                                  ----
                  Present value of net minimum lease payments with interest        435
                    at 10.0%...................................................
                  Less current maturities......................................    (99)
                                                                                  ----
                                                                                  $336
                                                                                  ====

5.   LONG TERM DEBT AND NOTES PAYABLE

         The Company entered into a note payable with a financial institution in the amount of $300,000 in 1992 to finance the remodeling of a building. The note is payable in monthly installments through 2007. Interest is payable at prime plus 1 1/2% (10.0% at December 31, 1997). The note is secured by the building and the deposit accounts of the Company with the financial institution. The outstanding principal balance on the note was $262,000 at December 31, 1997.

         In 1996, the Company issued a note payable of $100,000 to finance the purchase of an office building. The note is payable in monthly installments through 2011. Interest is payable at a variable rate (8.90% at December, 31,

1997). The note is secured by the building. The outstanding principal balance on the note was $94,000 at December 31, 1997.

         Maturities on the aforementioned notes payable are as follows (in thousands):

                  1998...............................................  $ 11
                  1999...............................................    13
                  2000...............................................    14
                  2001...............................................    15
                  2002...............................................    17
                  Thereafter.........................................   286
                                                                       ----
                  Total..............................................  $356
                                                                       ====

         The Company also has notes payable to officers of the Company and members of their families. The notes are unsecured and payable on demand. Interest is payable at the treasury rate (5.85% at December 31, 1997). The outstanding principal balance on these notes was $240,000 at December 31, 1997. Principal and interest payments were $43,000 and $128,000 for 1996 and 1997, respectively.

         Total interest paid for the years 1996 and 1997 was $102,000 and $97,000, respectively.

6.   EMPLOYEE BENEFIT PLAN

         The Company sponsors a 401(k) profit-sharing plan covering substantially all employees under which employees can contribute up to 15% of their annual salary subject to annual Internal Revenue Code maximum limitations. Employees can participate after meeting the plan's eligibility requirements. The Company may make a discretionary contribution. Company contributions to the plan were $72,000 and $81,000 for 1996 and 1997, respectively.

7.   INCOME TAXES

         The income tax expense (benefit) consisted of the following:

                                                             DECEMBER 31,
                                                           ----------- ----
                                                           1996        1997
                                                           ----        ----
                                                          (In thousands)
                  Current:
                    Federal...........................     $174        $175
                    State.............................       24          25
                                                           ----        ----
                  Total Current.......................      198         200
                  Deferred:
                    Federal...........................        6         (12)
                    State.............................        1          (2)
                                                           ----        ----
                  Total deferred......................        7         (14)
                                                           ----        ----
                  Income tax expense..................     $205        $186
                                                           ====        ====

         The differences between the amount computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes are as follows:

                                                               DECEMBER 31,
                                                             ----------------
                                                             1996        1997
                                                             ----        ----
                                                            (In thousands)
                  Tax computed at statutory rate..........   $173        $159
                  State taxes, net of federal effect......     24          22
                  Other, net..............................      8           5
                                                             ----        ----
                  Income tax expense......................   $205        $186
                                                             ====        ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows (in thousands):

                  Deferred tax assets (current):
                    Accrued liabilities..............................  $32
                    Allowance for doubtful accounts..................   28
                    Inventory capitalization.........................   11
                                                                       ---
                                                                        71
                  Deferred tax liability (noncurrent):...............
                    Depreciation.....................................   27
                                                                       ---
                  Net deferred tax assets............................  $44
                                                                       ===

         Net cash paid (refunded) for income taxes for the years ended December 31, 1996 and 1997 was $(48,000) and $225,000, respectively.

8.   ADDITIONAL FINANCIAL INFORMATION

     Related Parties

         In 1996 and 1997 Valu-Line provided services principally related to rent and operating costs to Valu-Broadcasting, Inc., an affiliate of Valu-Line at the time of the transactions, in the amounts of $74,000 and $81,000 respectively. Valu-Line also received services principally related to advertising from Valu-Broadcasting, Inc. in the amounts of $31,000 and $41,000 in 1996 and 1997, respectively. In February 1998, Valu-Line merged with and into the Company pursuant to the Merger.

     Major Supplier Information

         Cost of communications services provided by Southwestern Bell approximated 39% and 40% of the total cost of communication services for the years ended December 31, 1996 and 1997, respectively. Equipment purchases from Toshiba approximated 76% and 59% of cost of equipment sales for the years ended December 31, 1996 and 1997, respectively.

9.   COMMITMENTS AND CONTINGENCIES

         Minimum rental commitments at year-end 1997 for all noncancelable operating leases, consisting mainly of leases for office space and vehicles, are as follows (in thousands):

                  1998...............................................    $30
                  1999...............................................     19
                  2000...............................................      9
                                                                         ---
                  Thereafter.........................................    $58
                                                                         ===

         Total rent expense for the years ended 1996 and 1997 was $48,000 and $56,000, respectively.

10.  SUBSEQUENT EVENT

         In February 1998, the Company was acquired by Birch Telecom, Inc. for $19,500,000. Shareholders of the Company received $4,750,000 of cash and $14,750,000 of preferred stock in Birch Telecom, Inc.

11.  YEAR 2000 COMPLIANCE -- UNAUDITED

         Year 2000 issues arise from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on ongoing assessments, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. The Company estimates it will incur minimal expenses to modify and convert its systems and anticipates completing the year 2000 project by the year ending December 31, 1998.

         While the Company believes that its systems will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will function adequately. In addition, the Company interconnects and uses various local exchange companies' facilities to service its customers, and such facilities currently utilize numerous, date-sensitive computer applications. If these facilities are not year 2000 compliant, or if the systems of other local exchange companies, long-distance carriers and others upon which the Company relies are not year 2000 compliant, it could have a material effect on the Company's business, operating results and financial condition.