Form 10-K/A
period 1998-12-31
BIRCH TELECOM INC /MO
filed 1999-05-07
CIK 1057523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-K/A
                                Amendment No. 1

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

         In addition to its circuit switches, Birch is deploying ATM packet switches in 1999. These packet switches will make use of the same type of monitoring, environmental control and power infrastructure that supports its circuit switches. Initially, the Company will use these packet switches to transmit data over its leased transmission lines, but also plans to use these packet switches to transmit voice traffic.

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

RISK FACTORS

         This Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Birch believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from Birch's forward looking statements are set forth below and elsewhere in this Form 10-K. All forward looking statements attributable to Birch or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below.

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

         The Telecommunications Act, state laws, the rules of the FCC and State Commissions may provide ILECs with increased pricing flexibility for their services and other regulatory relief, which could have a material adverse effect on CLECs, including Birch. There can be no assurance that future regulatory provisions will not be less favorable to CLECs and more favorable to their competitors. If ILECs like SWBT are allowed by regulators to lower the rates for their services, to engage in substantial volume and term discount pricing practices for their customers, or to charge CLECs unreasonable fees for interconnection to the ILECs' networks, Birch's business, operating results and financial condition could be materially adversely affected. ILECs may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. For example, SWBT has refused to pay reciprocal compensation to Birch for calls to ISPs. See "Business -- Regulation -- Interconnection with ILEC Facilities." Increased local exchange competition resulting from various legislative initiatives, including the Telecommunications Act, may allow BOCs such as SWBT to provide long distance services under provisions of the Telecommunications Act more quickly than had earlier been anticipated. When SWBT is permitted to provide such services, it will be in a position to offer integrated local and long distance service, subject to certain regulatory constraints, and Birch will no longer enjoy the competitive advantage of being one of the only companies in its markets to offer integrated local and long distance service and billing. See "Business -- Regulation -- SWBT Entry into Long-Distance Service."

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

         The FCC may authorize a BOC to provide interLATA (Local Access and Transport Area) services in a state when the BOC satisfies 14 specified interconnection requirements and receives approval from the FCC. In evaluating a BOC application for interLATA entry, the FCC must consult with the U.S. Department of Justice and the applicable State Commission. If and when SWBT obtains authority to provide interLATA services in a state, it will be able to offer customers local and long distance telephone services. This will permit SWBT to offer a full range of services to potential customers in that state and thus eliminate an existing competitive advantage of Birch. Given the resources and experience that SWBT currently possess in the local exchange market, the ability to provide both local and long distance services could make SWBT a very strong competitor. See "Business -- Regulation -- SWBT Entry into Long-Distance Service."

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

   Control of Company By Current Stockholders

         As of December 31, 1998, the executive officers and directors of the Company beneficially owned 14,103,752 shares of Common Stock, representing approximately 60.1% of the Common Stock on a fully-diluted basis. The Company's executive officers and directors as a group will be able to exercise significant influence over such matters as the election of the directors of the Company and other fundamental corporate transactions, such as mergers, assets sales and the sale of the Company. In addition, the Purchasers Rights Agreement (as defined) provides that each of the parties thereto will vote in favor of the election of certain designees to the Company's Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management," "Certain Relationships and Related Party Transactions -- Purchasers Rights Agreement".

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

                                                                           DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                             THE PREDECESSOR                          THE COMPANY
                                            -------------------------------------------------   -----------------------
                                               1994         1995         1996         1997         1997        1998
                                            ---------    ---------    ----------   ----------   ----------  -----------
                                                                      (Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $     333    $      96    $      158   $      258   $      210  $    39,745
Pledged securities........................          -            -             -            -            -       37,785
Property and equipment....................      2,063        2,265         2,721        2,964          128       26,900
Total assets..............................      3,748        3,971         3,868        4,802          534      134,149
Long-term debt and capital lease
obligations...............................      1,188        1,431           792          681            -      115,791
Redeemable preferred stock................          -            -             -            -            -       14,063
Total stockholders' equity (deficit)......      1,014        1,108         1,397        1,665           29       (7,099)

OTHER FINANCIAL DATA:
Cash flows from operating activities......  $     568    $    (267)   $      834   $      488   $   (1,464) $   (10,643)
Cash flows from investing activities......       (753)        (230)         (513)        (243)        (215)     (67,093)
Cash flows from financing activities......        395          259          (257)        (145)       1,889      117,271
EBITDA(1).................................      1,006          422           907          892       (1,776)      (8,568)
Capital expenditures......................        753          230           513          243          128       21,550
Ratio of earnings to fixed charges(2).....       14.1x         3.5x          5.2x         4.9x           -            -
Deficiency of earnings to fixed charges(2)          -            -             -            -        1,789       16,208

OPERATING DATA:
Access Lines .............................          -            -             -       14,700            -       39,323
Local Customers...........................          -            -             -        5,835            -       14,735
Average lines per business customer.......          -            -             -            *            -         4.73
Average lines per residential customer....          -            -             -            *            -         1.25
Employees at end of period................         51           58            61           84           14          345

(1) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), Birch's management believes that EBITDA is accepted as a generally recognized measure of performance in the telecommunications industry. Birch's management has noted that EBITDA is generally recognized as a measure of comparison of different CLECs in the telecommunications industry and, therefore, the Company believes that such information is useful and relevant to investors. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of Birch's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for the Company may not be comparable to EBITDA reported by other companies. See the consolidated financial statements of Valu-Line and Birch and related notes thereto (collectively, the Consolidated Financial Statements) included elsewhere in this Form 10-K for a review of the cash used in and provided by operating and investing activities. Furthermore, there are legal and functional requirements that limit management's discretionary use of funds depicted by EBITDA. See "Risk Factors - Substantial Future Operating Losses; Negative Cash Flow from Operations" and "Rick Factors - Substantial Leverage; Ability to Service Indebtedness."

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

     Revenue

         Birch generates most of its revenue from the sale of local and long distance telephone service, CPE and Internet service to small and mid-sized business customers. Birch offers local and long distance service packages in certain markets in Missouri, Kansas and Texas. Revenue from local services consists of charges for basic local service and custom calling features. Birch offers local telephone service at a discount to the competing ILEC and offers long distance service at a flat per minute rate for calls within the continental United States. CPE and related services are offered at negotiated rates generally consistent with other competitors. Birch also offers Internet access in selected markets primarily at a flat monthly rates.

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

         Income taxes. Income taxes increased 9.3% to $186,000 for the year ended December 31, 1997, compared to $205,000 for the year ended December 31, 1996.

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

         Jeffrey D. Shackelford, a co-founder of Birch, is Senior Vice President of Sales. Mr. Shackelford has 13 years of experience in the telecommunications industry. Prior to joining Birch, Mr. Shackelford served as Director of Sales and Marketing for Kansas City FiberNet. Prior to joining Kansas City FiberNet, Mr. Shackelford was the Branch Manager for Sprint's Commercial Sales office in Kansas City and was responsible for sales and service of small to large business clients. During his tenure at Sprint, which began in 1988, Mr. Shackelford also developed the long distance industry's first PC-based call management system, FONVIEW.

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

         Ian R. N. Bund was elected as a director of Birch in February 1998, as the designee of White Pines Management L.L.C. (White Pines). Mr. Bund also has been President of White Pines since 1996. From 1990 to 1996, Mr. Bund served as president of White Pines Corporation, a management company, and predecessor to White Pines. From 1993 to 1995, while continuing to operate his management company, Mr. Bund served as Senior Vice President -- Corporate Finance of First Michigan Corporation, a leading Michigan investment banking and brokerage firm. Mr. Bund also currently serves on the boards of directors of several private companies.

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
                                                                                   -- (U)              -- (U)

-----------------------------------
(a)  The option shown reflect options granted as of December 31, 1998.

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

     The Compensation Committee of the Board of Directors consists of Ian R. N. Bund, Henry H. Bradley and David E. Scott.

Report of the Compensation Committee of the Board of Directors

       REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON
                             EXECUTIVE COMPENSATION


         COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following is a report of the Compensation Committee of the Board (the Committee) describing the compensation policies applicable to the Company's executive officers (including the Named Executive Officers) during the fiscal year ended December 31, 1998.

         GENERAL POLICIES

         The Committee is responsible for assisting the Company's Chief Executive Officer (the CEO) in devising the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for individual executive officers. The Committee also administers the Company's stock option, employee stock purchase and 401(k) plans and determines the terms and conditions of grants thereunder. The Committee consists of two non-employee Board members and the CEO. The CEO does not participate in Committee deliberations or decisions involving his own compensation.

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

                                                                                                            PERCENTAGE
                                                                                                              OF TOTAL
                                            NUMBER OF SHARES                        PERCENTAGE OF           VOTING POWER
                                            BENEFICIALLY OWNED                       CLASS OWNED                 OF
  NAME AND ADDRESS OF              -------------------------------------    ------------------------------  FULLY DILUTED
   BENEFICIAL OWNER(a)             COMMON(b)     SERIES B      SERIES C     COMMON(b) SERIES B    SERIES C   COMMON STOCK
-----------------------------      ---------    ----------    ----------    --------- --------    --------  --------------
DIRECTORS AND EXECUTIVE
  OFFICERS:
Henry H. Bradley(c) ..........            --     1,978,128     1,582,500         --%    23.1%       18.6%        15.2%
David E. Scott ...............     1,190,768            --       189,900       18.6       --         2.2          5.9
Gregory C. Lawhon ............       380,137        49,453            --        5.9        *           --         1.8
Gary L. Chesser ..............       348,459        32,969            --        5.4        *           --         1.6
David W. Vranicar ............       316,780        36,266            --        4.9        *           --         1.5
Bradley A. Moline(d) .........       297,932        70,625            --        4.6        *           --         1.6
Jeffrey D. Shackelford .......       794,160            --       126,600       12.4       --          1.5         3.9
Stephen L. Sauder(e) .........            --        85,719     6,311,797         --      1.0         74.3        27.3
Donald H. Goldman ............       263,750            --            --        4.1       --           --         1.1
Ian R. N. Bund(f) ............            --        47,808            --         --        *           --           *
David W. Bergmann(g) .........            --            --            --         --       --           --          --
All directors and
  executive officers as
  a group (11 persons) .......     3,591,987     2,300,968     8,210,797       56.0     26.8         96.7        60.1
5% OWNERS:
News-Press & Gazette
  Company(h) .................            --     1,648,438     1,582,500         --     19.2         18.6        13.8
Advantage Capital
  Missouri Partners I,
  L.P.(g)(i) .................            --     1,318,750            --         --     15.4           --         5.6
Pacific Capital, L.P.(f)(j) ..            --     1,219,925            --         --     14.2           --         5.2

--------------------------------------------
 *       Less than one percent
(a) Beneficial ownership is determined in accordance with the Commission's rules and includes voting and investment power with respect to the shares.
(b) Includes options to purchase shares of the Common Stock, which were issued pursuant to the 1998 Stock Option Plan. Certain options are exercisable immediately on grant at an exercise price of $.001 per share, and vest over a four-year period, at a rate of 6.25% per quarter. Holders of exercised options have voting power with respect to all shares of Common Stock underlying the options. Upon termination of employment with the Company, Birch has the right to purchase all options which have not vested as of that date, subject to certain exceptions.
(c) Includes 1,648,438 shares of Series B Preferred Stock and 1,582,500 shares of Series C Preferred Stock held by NPG. Mr. Bradley and his brother hold voting power of NPG. Also includes 329,687 shares of Series B Preferred Stock held by various trusts and relatives of the Bradley family.
(d) Includes 5,275 shares of Series B Preferred Stock held by Mr. Moline's father.
(e) Includes 65,937 shares of Series B Preferred Stock held by Mr. Sauder's father.
(f) Mr. Bund is the president of White Pines which provides management services to White Pines L.P. I and the Pacific Capital, L.P. partnership. Mr. Bund serves on the Board of Birch.
(g) Mr. Bergmann is a general partner of Advantage Capital Missouri Partners I, L.P. and serves on the Board of Birch.
(h) The principal business address of NPG is 825 Edmond Street, St. Joseph, MO 64501.
(i) The principal business address of Advantage is 7733 Forsyth Boulevard, Suite 1850, St. Louis, MO 63105.
(j) The principal business address of Pacific Capital, L.P. is 2401 Plymouth Road, Suite B, Ann Arbor, MI 48105.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASE OF SERIES A PREFERRED STOCK BY STEPHEN L. SAUDER

         In connection with the merger of Birch and Valu-Line, the Company paid to Stephen L. Sauder, the principal stockholder of Valu-Line, 2,968,750 shares of its Series A Preferred Stock, 5,982,746 shares of its Series C Preferred Stock and $4,500,000.00 in cash. During the year ended December 31, 1998, the Company paid dividends of $168,000 to Mr. Sauder, the holder of all of the Company's Series A Preferred Stock. Pursuant to the Purchasers Rights Agreement dated February 10, 1998 (the Purchasers Rights Agreement), Mr. Sauder was elected as a Director of the Company. In June 1998, Birch repurchased all of the outstanding shares of Birch's Series A Preferred Stock held by Mr. Sauder.

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

         (3)      Exhibits

                  (a)  Exhibits

   EXHIBIT
     NO.                                  DESCRIPTION OF EXHIBIT
   -------                                -----------------------
     2.1        Agreement and Plan of Merger among Birch Telecom, Inc.,
                Valu-Line Companies, Inc., Stephen L. Sauder, Paula K. Sauder,
                Richard L. Tidwell, Sarah J. Tidwell, Stormy Supiran and Carla
                S. Supiran. (incorporated by reference to Exhibit 2.1 to Birch
                Telecom, Inc.'s Registration Statement on Form S-4, as amended
                (SEC File No. 333-62797), originally filed September 3, 1998
                (the "Form S-4")).
     3.1        Amended and Restated Certificate of Incorporation of Birch
                Telecom, Inc. (incorporated by reference to Exhibit 3.1 to the
                Form S-4).
    *3.2        Certificate of Amendment of Amended and Restated Certificate of
                Incorporation.
     3.3        Restated Bylaws of Birch Telecom, Inc. (incorporated by
                reference to Exhibit 3.2 to the Form S-4).
     4.1        Indenture, dated as of June 23, 1998, between Birch Telecom,
                Inc. and Norwest Bank Minnesota, National Association, as
                trustee, relating to $115,000,000 aggregate principal amount of
                14% Senior Notes due 2008 (incorporated by reference to Exhibit
                4.1 to the Form S-4).
     4.2        Specimen Certificate of 14% Senior Notes due 2008 (the "Exchange
                Notes") (included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to the Form S-4).
     4.4        Collateral Pledge and Security Agreement, dated as of June 23,
                1998 from Birch Telecom, Inc., Pledgor, to Norwest Bank
                Minnesota, National Association, Trustee (incorporated by
                reference to Exhibit 4.5 to the Form S-4).
     10.1       Birch Telecom, Inc. Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form S-4).
     10.2       Birch Telecom, Inc. Purchasers Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form S-4).
     10.3       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and David E. Scott (incorporated by reference to
                Exhibit 10.3 to the Form S-4).

     10.4       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and Gregory C. Lawhon (incorporated by reference to Exhibit 10.4 to the Form S-4).
     10.5       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and Gary L. Chesser (incorporated by reference to
                Exhibit 10.5 to the Form S-4).
     10.6       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and David W. Vranicar (incorporated by reference to Exhibit 10.6 to the Form S-4).
     10.7       Employment Agreement dated as of February 10, 1998 between Birch
                Telecom, Inc. and Stephen L. Sauder (incorporated by reference to Exhibit 10.7 to the Form S-4).
     10.8       General Agreement between Birch Telecom, Inc. and Lucent
                Technologies Inc. (incorporated by reference to Exhibit 10.12 to the Form S-4).
     10.9       Interconnection Agreement under Sections 251 and 252 of the
                Telecommunications Act of 1996 by and between Southwestern Bell
                Telephone Company and Birch Telecom of Missouri, Inc. (the
                "Missouri Interconnection Agreement") (incorporated by reference to Exhibit 10.13 to the Form S-4).
     10.10      Amendment No. 1 dated May 27, 1998 to Missouri Interconnection
                Agreement (incorporated by reference to Exhibit 10.10 to the
                Form 10-K).
    +10.11      Software License Agreement between Birch Telecom, Inc. and
                Saville Systems Inc. (incorporated by reference to Exhibit 10.14 to the Form S-4).
     10.12      Interconnection Agreement under Sections 251 and 252 of the
                Telecommunications Act of 1996 by and between Southwestern Bell
                Telephone Company and Birch Telecom of Kansas, Inc.
                (incorporated by reference to Exhibit 10.12 to the Form 10-K).
     10.13      Interconnection Agreement under Sections 251 and 252 of the
                Telecommunications Act of 1996 by and between Southwestern Bell
                Telephone Company and Birch Telecom of Texas Ltd., LLP
                (incorporated by reference to Exhibit 10.15 to the Form 10-K).
    *10.14      1998 Stock Option Plan
    *10.15      Form of Incentive Stock Option Agreement under 1998 Stock
                Option Plan
    *10.16      Form of Nonstatutory Stock Option Agreement under 1998 Stock
                Option Plan
    *10.17      Lease Agreement between Francor, L.L.C. and Birch Telecom, Inc.
                dated July 20, 1998
     12.1       Statement of Computation of Ratio of Earnings to Fixed Charges
                (incorporated by reference to Exhibit 12.1 to the Form S-4).
     21.1       Subsidiaries of Birch Telecom, Inc. (incorporated by reference to Exhibit 21.1 to the Form S-4).
     24.1       Power of Attorney (included on the signature page to this Form
                10-K).
     27.1       Financial Data Schedule

*  Filed herewith.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Commission.

 (B)     REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the fourth quarter of fiscal
         1998.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KANSAS CITY, STATE OF MISSOURI, ON MAY 6, 1999.

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

               SIGNATURE                                        TITLE                               DATE
               ---------                                        -----                               ----
           /s/ DAVID E. SCOTT                 President and Chief Executive Officer              May 6, 1999
----------------------------------------      (Principal Executive Officer)
             DAVID E. SCOTT

          /s/ BRADLEY A. MOLINE               Chief Financial Officer (Principal                 May 6, 1999
----------------------------------------      Financial and Accounting Officer)
           BRADLEY A. MOLINE

         /s/ HENRY H. BRADLEY                 Director                                           May 6, 1999
----------------------------------------
            HENRY H. BRADLEY

         /s/ STEPHEN L. SAUDER                Director                                           May 6, 1999
----------------------------------------
           STEPHEN L. SAUDER
                                              Director                                           May  , 1999
----------------------------------------
             IAN R. N. BUND
                                              Director                                           May 6, 1999
         /s/ DAVID W. BERGMANN
----------------------------------------
           DAVID W. BERGMANN

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


                                                     Ernst & Young LLP


Kansas City, Missouri
May 15, 1998

                            VALU-LINE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                        (In thousands except share data)

    ASSETS
    Current assets:
      Cash and cash equivalents...............................        $  258
      Accounts receivable, net of allowance of $70............         1,790
      Other receivables -- related parties....................            97
      Inventories.............................................           530
      Prepaid expenses........................................            37
      Income taxes receivable.................................            30
      Other assets............................................            60
      Deferred income taxes...................................            71
                                                                      ------
    Total current assets......................................         2,873
    Property and equipment, net...............................         1,612
    Other assets..............................................           317
                                                                      ------
    Total assets..............................................        $4,802
                                                                      ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Current maturities of long-term debt and capital lease          $  110
         obligation...........................................
      Notes payable -- related parties........................           240
      Accounts payable........................................         1,262
      Accrued expenses........................................           225
      Customer deposits.......................................            39
      Accrued salaries and commissions........................           266
      Deferred revenue........................................           287
                                                                      ------
    Total current liabilities.................................         2,429
    Long-term debt, net of current maturities.................           345
    Capital lease obligation, net of current maturities.......           336
    Deferred income taxes.....................................            27
    STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000 shares authorized;
      10,360 issued and outstanding                                      181
    Retained earnings                                                  1,484
                                                                      ------
    Total stockholders' equity                                         1,665
                                                                      ------
    Total liabilities and stockholders' equity                        $4,802
                                                                      ======


See accompanying notes.

                            VALU-LINE COMPANIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                 YEARS ENDED DECEMBER 31,
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
                                                            ===============   ===============


See accompanying notes.

                            VALU-LINE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                             -------------------------
                                                                                1996         1997
                                                                             -----------  -----------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net income...............................................................    $       289  $       268
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization.........................................            311          341
   Deferred income taxes.................................................              7          (14)
   Income tax expense....................................................             43           73
   Changes in operating assets and liabilities:
     Accounts receivable.................................................            185         (660)
     Other receivables -- related parties................................            (18)         (52)
     Inventory...........................................................           (122)         (94)
     Income taxes receivable/payable.....................................            290          (56)
     Accounts payable....................................................           (303)         520
     Accrued expenses and other current liabilities......................            188          304
     Other...............................................................            (36)        (142)
                                                                             -----------  -----------
Net cash from operating activities.......................................            834          488

INVESTING ACTIVITIES
Purchase of property and equipment.......................................           (513)        (243)
                                                                             -----------  -----------
Net cash from investing activities.......................................           (513)        (243)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt.................................             92           --
Proceeds from issuance of note payable...................................             --           --
Proceeds from issuance of notes payable -- related parties...............             33           --
Payment of notes payable.................................................           (300)         (11)
Payment of notes payable -- related parties..............................             --          (44)
Payment of long-term debt................................................             --           --
Payment of capital lease obligation......................................            (82)         (90)
                                                                             -----------  -----------
Net cash from financing activities.......................................           (257)        (145)
                                                                             -----------  -----------
Net increase in cash and cash equivalents................................             64          100
Cash and cash equivalents, beginning of year.............................             94          158
                                                                             -----------  -----------
Cash and cash equivalents, end of year...................................    $       158  $       258
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

4.   CAPITAL LEASE OBLIGATION

         The Company leases telecommunications equipment under a capital lease. The future minimum lease payments under the capitalized lease and the present value of the net minimum lease payments as of December 31, 1997 are as follows (in thousands):

                  1998.........................................................   $137
                  1999.........................................................    137
                  2000.........................................................    137
                  2001.........................................................     57
                  2002.........................................................     57
                  2003.........................................................     57
                                                                                  ----
                  Total minimum lease payments.................................    582
                  Less amount representing interest............................   (147)
                                                                                  ----
                  Present value of net minimum lease payments with interest
                    at 10.0%...................................................    435
                                                                                  ----
                  Less current maturities......................................    (99)
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

7.   INCOME TAXES

         The income tax expense (benefit) consisted of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
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
                                                           ====        ====

         The differences between the amount computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
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
                                                             ====        ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows (in thousands):

                  Deferred tax assets (current):
                    Accrued liabilities..............................  $32
                    Allowance for doubtful accounts..................   28
                    Inventory capitalization.........................   11
                                                                       ---
                                                                        71
                  Deferred tax liability (noncurrent):
                    Depreciation.....................................   27
                                                                       ---
                  Net deferred tax assets............................  $44
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