Form 10-Q
period 1999-03-31
BIRCH TELECOM INC /MO
filed 1999-05-17
CIK 1057523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

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
                                      None

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                    PAGE

   ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
      Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999              3
      Condensed Consolidated Statements of Operations for the three months ended
         March 31, 1998 and 1999                                                                    4
      Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and 1999                                                                    5
      Notes to Condensed Consolidated Financial Statements                                          6

  ITEM 2.       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                 8

  ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         10

PART II - OTHER INFORMATION

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                   11


SIGNATURE PAGE                                                                                     12

EXHIBIT INDEX                                                                                      13


                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)


                               BIRCH TELECOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                  DECEMBER 31,         MARCH 31,
                                                                                      1998              1999
                                                                                  -----------         -----------
ASSETS                                                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents ............................................          $  39,745           $  21,213
   Pledged securities ...................................................             15,888              16,399
   Accounts receivable, net .............................................              4,039               4,920
   Inventory ............................................................                916               3,209
   Prepaid expenses and other ...........................................                526               2,428
                                                                                   ---------           ---------
Total current assets ....................................................             61,114              48,169
Property and equipment, net .............................................             26,153              32,632
Pledged securities - noncurrent .........................................             21,897              21,897
Goodwill, net ...........................................................             16,863              19,546
Other intangibles, net ..................................................              7,689               7,537
Other assets ............................................................                433                 932
                                                                                   ---------           ---------
Total assets ............................................................          $ 134,149           $ 130,713
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt and capital lease obligations ...          $     335           $     380
   Accounts payable .....................................................              8,503               9,299
   Accrued expenses .....................................................              2,556               8,277
                                                                                   ---------           ---------
Total current liabilities ...............................................             11,394              17,956
14% Senior Notes ........................................................            114,681             114,690
Capital lease obligations, net of current maturities ....................                778                 717
Other long-term debt, net of current maturities .........................                332                 330

Preferred stock, $.001 par value; 25,000,000 shares authorized:
   Series B Redeemable Preferred Stock, 8,572,039 shares issued and
     outstanding (stated at redemption and aggregate liquidation value) .             14,063              14,556

Stockholders' deficit:
   Series C Preferred Stock, 8,492,749 shares issued and outstanding ....                  8                   8
   Common stock, $.001 par value, 27,000,000 shares authorized, 5,000,296
     shares issued and outstanding.......................................                  5                   5
   Warrants .............................................................                337                 337
   Additional paid-in capital ...........................................             12,273              12,273
   Accumulated deficit ..................................................            (19,722)            (30,159)
                                                                                   ---------           ---------
Total stockholders' deficit .............................................             (7,099)            (17,536)
                                                                                   ---------           ---------
Total liabilities and stockholders' deficit .............................          $ 134,149           $ 130,713
                                                                                   =========           =========


See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In thousands except share data)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998          1999
                                                          -------       --------
Revenue:
  Communications services, net .....................      $ 3,257       $  9,308
  Equipment sales, net .............................          448          1,328
                                                          -------       --------
Total revenue ......................................        3,705         10,636
Cost of services:
  Cost of communications services ..................        2,328          7,138
  Cost of equipment sales ..........................          314            787
                                                          -------       --------
Total cost of services .............................        2,642          7,925
                                                          -------       --------
Gross margin .......................................        1,063          2,711
Selling, general and administrative expense ........        1,372          8,296
Depreciation and amortization expense ..............          258          1,543
                                                          -------       --------
Loss from operations ...............................         (567)        (7,128)
Interest expense ...................................          (56)        (3,715)
Interest income ....................................            -            907
                                                          -------       --------
Net loss ...........................................         (623)        (9,936)
Preferred stock dividends ..........................         (216)          (493)
Amortization of preferred stock issuance costs .....            -             (8)
                                                          -------       --------
Loss applicable to common stock ....................      $  (839)      $(10,437)
                                                          =======       ========
Loss per common share-- basic and diluted ..........      $ (0.79)      $  (2.09)
                                                          =======       ========
Weighted average number of common shares outstanding        1,065          5,000


See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                    1998           1999
                                                                                  --------       --------
     NET CASH FROM OPERATING ACTIVITIES                                             (1,217)        (5,730)
     INVESTING ACTIVITIES
      Purchase of property and equipment ...................................          (329)        (6,957)
      Business acquisitions, net of cash acquired ..........................        (4,375)        (4,368)
      Amortization of discount on pledged securities .......................            --           (511)
                                                                                  --------       --------
      Net cash from investing activities ...................................        (4,704)       (11,836)
     FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock ............................         9,500             --
      Payment of financing costs ...........................................          (364)            --
      Payment of Series A Preferred Stock Dividends ........................           (64)            --
      Proceeds from convertible notes ......................................         3,500             --
      Amortization of discount on senior notes .............................            --              8
      Repayment of short term notes ........................................          (380)          (200)
      Repayment of long-term debt ..........................................            (2)          (674)
      Repayment of capital lease obligation ................................           (16)          (100)
                                                                                  --------       --------
      Net cash from financing activities ...................................        12,174           (966)
                                                                                  --------       --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................         6,253        (18,532)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................           210         39,745
                                                                                  --------       --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................      $  6,463       $ 21,213
                                                                                  ========       ========
      Supplementary schedule of non-cash investing and financing activities:
         Amounts recorded in connection with acquisitions:
           Fair value of net assets acquired, net of cash acquired .........      $  4,840       $  2,678
           Fair value of intangible assets .................................        17,592          3,488
           Assumption of liabilities .......................................         2,524            926
           Assumption of long-term debt and capital lease obligations ......           783            872
           Issuance of Series A Preferred Stock ............................         4,750             --
           Issuance of Series C Preferred Stock ............................        10,000             --
        Property and equipment additions included in accounts payable ......         3,242             --


See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 1999

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. ("Birch" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Birch Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1998.

2.   RECLASSIFICATIONS

         Certain items in the 1998 condensed consolidated financial statements have been reclassified to be consistent with the classification in the 1999 condensed consolidated financial statements.

3.   ACQUISITIONS

         In February 1998, Birch merged with Valu-Line Companies, Inc. (Valu-Line) in a transaction valued at $19.5 million, consisting of $4.75 million in cash, 2,968,750 shares of Series A Preferred Stock having an aggregate liquidation preference of $4.75 million and 6,250,000 shares of Series C Preferred Stock having an aggregate liquidation preference of $10.0 million. Since 1982, Valu-Line has been primarily providing switched long distance services, customer premises equipment (CPE) sales and services and, since March 1997, local service. The merger was accounted for under the purchase method of accounting. Accordingly, the operations of Valu-Line are included in the condensed consolidated statements of operations and cash flows from the date of acquisition.

         In February 1999, the Company acquired American Local
Telecommunications, LLC (ALT), a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition, recorded as a purchase, included substantially all assets of ALT. The total purchase price was approximately $783,000 plus the potential for additional consideration estimated at $575,000 at March 31, 1999 based on lines converted to the Company's service from ALT's existing customer base.

         In March 1999, the Company acquired the stock of Capital Communications Corporation (Capital), a telecommunications equipment provider based in the St. Louis, Missouri metropolitan area. The purchase price was $3.0 million, plus the potential for additional consideration based on lines converted to the Company's service from Capital's existing customer base.

4.   PLEDGED SECURITIES, WARRANTS, AND DEBT

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes due June 2008 (the Senior Notes) and 115,000 warrants to purchase 1,409,734 shares of common stock. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Company classifies its pledged securities, consisting of $38.3 million and $37.8 million of U.S. Treasury securities at March 31, 1999 and December 31, 1998, respectively, as held to maturity recorded at amortized cost and maturing between six and thirty months. A portion of the proceeds of this offering, $337,000, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $310,000 and $319,000 at March 31, 1999 and December 31, 1998, respectively. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. The Senior Notes rank pari pasu in right of payment to all existing and future senior indebtedness of the Company and rank senior in the right of payment to all existing and future subordinated indebtedness of the Company.

         The Company filed a registration statement with the Securities and Exchange Commission (SEC) for the registration of $115 million aggregate principal amount of 14% Senior Notes due December 2008 (the Exchange Notes) to be offered in exchange for the Senior Notes (the Exchange Offer). The registration statement was declared effective by the SEC in February 1999, and the Exchange Offer was commenced at that time. The Exchange Offer was completed in March 1999, at which time all of the Senior Notes were exchanged for the Exchange Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except the Exchange Notes were registered under the Securities Act and holders of the Exchange Notes are not entitled to certain rights under a registration agreement relating to the Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenue. Revenue was $10.6 million for the three months ended March 31, 1999 compared to $3.7 million for the three months ended March 31, 1998, principally as a result of a full quarter of Valu-Line's operations, the Dunn & Associates, Inc., d/b/a Boulevard Phone Company (Boulevard), Telesource Communications, Inc. (Telesource) and TFSnet, Inc. (TFSnet) acquisitions in 1998 and opening five new markets in 1998. The Capital and ALT acquisitions in 1999 provided approximately $600,000 of revenue in the 1999 quarter. Revenue increases in excess of revenue gained from acquisitons in 1998 were largely from new customer sales, particularly those focused on local service. For the three months ended March 31, 1999 and 1998, as a percentage of total revenue, communications and other services were 87.5% and 87.9%, respectively, and CPE sales were 12.5% and 12.1%, respectively.

         Cost of services. Cost of services was $7.9 million for the three months ended March 31, 1999, compared to $2.6 million for the three months ended March 31, 1998, principally as a result of a full quarter of Valu-Line's operations, the Boulevard, Telesource and TFSnet acquisitions and opening five new markets in 1998. The Capital and ALT acquisitions added approximately $380,000 of cost of services in the 1999 quarter. Gross margin for the three months ended March 31, 1999 and 1998 was $2.7 million and $1.1 million, respectively, or 25.5% and 28.7% of revenue, respectively. The decline in gross margin is principally from a greater percentage of revenue being derived from resold local service during the first quarter of 1999 versus 1998.

         Selling, general and administrative expense. Selling, general and administrative expense was $8.3 million for the three months ended March 31, 1999, compared to $1.4 million for the three months ended March 31, 1998. These expenses increased principally as a result of a full quarter of Valu-Line's operations, the Boulevard, Telesource and TFSnet acquisitions and opening five new markets in 1998, each of which effected wages, rent and advertising expenses. The Company had approximately 500 employees at March 31, 1999, compared to 137 employees at March 31, 1998. The Capital and ALT acquisitions added approximately $180,000 of selling, general and administrative expenses in the 1999 quarter. EBITDA was $(5.6) million for the three months ended March 31, 1999, compared to $(0.3) million for the three months ended March 31, 1998.

         Depreciation and amortization. Depreciation and amortization was $1.5 million for the three months ended March 31, 1999, compared to $0.3 million for the three months ended March 31, 1998, principally attributable to the fixed and intangible assets acquired in the Valu-Line, Boulevard, Telesource and TFSnet acquisitions, as well as the deployment of network assets in the Company's markets.

         Interest. Interest expense was $3.7 million for the three months ended March 31, 1999, compared to $0.1 million for the three months ended March 31, 1998, primarily attributable to the Senior Note interest charges. Interest income was $1.0 million for the three months ended March 31, 1999, primarily as a result of invested funds received from the Senior Notes.

         Net loss. Net loss was $10.4 million for the three months ended March 31, 1999, compared to $0.8 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. The Company's principal capital expenditure requirements include the purchase, installation, and expansion of switches and transmission equipment for the Company's local and data networks and the further development of operations support systems and automated back office systems. Management does not expect that the growth of the Company's long distance and CPE business will require significant capital expenditures.

         To date, the Company has primarily funded its expenditures through the Senior Notes and private sales of equity securities. During the first quarter of 1997, the Company sold equity securities worth $1.8 million. In February and March 1998, the Company raised approximately $12.4 million in a private placement of its Series B Preferred Stock and Convertible Notes. On June 18, 1998, the Company sold the Senior Notes for net proceeds of $110.2 million.

         The Company expects to make significant capital outlays for the foreseeable future in order to continue the development activities called for in its current business plan and to fund expected operating losses. The Company currently estimates that the cash required to fund capital expenditures for its expansion plans will be approximately $40.0 million in 1999. In order for the Company to implement its current business plan and finance its projected capital expenditures for 1999 and thereafter, the Company will be required to seek and obtain significant amounts of additional financing (debt and/or equity) within the next six months. The Company's expansion into Texas is dependent upon raising substantial additional financing in the near term. The accuracy of the Company's current projection of cash flow (and losses) from operations will depend upon numerous future factors and conditions, many of which are outside of the Company's control. There can be no assurance that such projections will be accurate. The Company's cost of developing new networks and services, funding other strategic initiatives and operating its business will depend on a variety of factors including, among other things, the number of subscribers and the service for which they subscribe, the nature and penetration of services that may be offered by the Company, regulatory changes, and actions taken by competitors in response to the Company's strategic initiatives. It is almost certain that actual costs and revenue will vary from expected amounts, very likely to a material degree, and that such variations are likely to affect the Company's future capital requirements. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next six months. As a consequence, the Company is seeking additional debt and/or equity financing to fund the Company's liquidity. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the Company will be required to delay the development of its network or take other actions that could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company expects that it will generate operating losses and will not generate positive cash flow for the foreseeable future. In addition, the Company will require significant amounts of additional financing, which may not be available, before it will be able to generate positive cash flow. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may have to modify its growth plans, limit its capital expenditures, restructure or refinance its indebtedness or seek additional capital or liquidate its assets. There can be no assurance (i) that any of these strategies could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) that any such strategy would yield sufficient proceeds to provide funds for the company in the future.

YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. In addressing this problem, the Company anticipates spending $20 million on new systems from inception through the end of 1999. Specific expenditures for year 2000 costs are not being made related to the new systems. The Company has completed its assessment on the consequences of the year 2000 on information technology systems. As the Company has a relatively short history, virtually all systems are newly created or are being created. During information technology development, year 2000 issues have been consistently addressed. The new information technology systems will, in certain cases, replace systems of acquired companies in order to provide consistent and integrated systems. The acquired companies' systems are not all year 2000 compliant; however, these systems will be replaced by the third quarter of 1999. If all such systems are not replaced and year 2000 issues occur, significant disruption to the Company's operations could occur. The most significant system of the acquired companies relates to the provisioning and billing of resale local and long distance services which, if not replaced, could prevent the Company from billing or provisioning service to existing and future customers. Installation of an integrated billing and provisioning system is on schedule to date.

         Other non-information technology systems which may be affected by the year 2000 issue include systems provided to the Company by third parties. The most significant third party systems are those which operate the incumbent local exchange carrier's interfaces and billing records, switching equipment and customer premises equipment. The Company has been assured by significant third parties that year 2000 compliance will be accomplished by the end of 1999. If such compliance is not achieved by these third parties, it would have a material adverse effect on the Company's business, operating results and financial condition and its ability to achieve sufficient cash flow.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth and expansion strategy. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of competitive products and pricing, product developments, changes in law and regulations, customer demand, litigation, availability of future financing, uncertainty of market acceptance of new products and other risks. Actual results may materially differ from anticipated results described in these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt, is not material.

                           PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

27.1 Financial Data Schedule (for SEC use only)

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               BIRCH TELECOM, INC.


DATE: MAY 12, 1999             BY:/S/ DAVID E. SCOTT
                                  ----------------------
                                  DAVID E. SCOTT
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: MAY 12, 1999             BY:/S/ BRADLEY A. MOLINE
                                  -------------------------
                                  BRADLEY A. MOLINE
                                  CHIEF FINANCIAL OFFICER