Form 10-Q
period 1999-06-30
BIRCH TELECOM INC /MO
filed 1999-08-16
CIK 1057523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q
          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets as of December 31, 1998
      and June 30, 1999                                                       3
   Condensed Consolidated Statements of Operations for the three
      months and six months ended June 30, 1998 and 1999                      4
   Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1998 and 1999                                     5
   Notes to Condensed Consolidated Financial Statements                       6

  ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          8
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         12

PART II - OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   13


SIGNATURE PAGE                                                                14


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


                               BIRCH TELECOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                  DECEMBER 31,      JUNE 30,
                                                                                     1998             1999
                                                                                     ----             ----
                                                                                                   (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents...............................................      $     39,745     $      2,067
   Pledged securities......................................................            15,888           15,573
   Accounts receivable, net................................................             4,039            6,743
   Inventory...............................................................               916            3,676
   Prepaid expenses and other..............................................               526            2,979
                                                                                 ------------     ------------
Total current assets ......................................................            61,114           31,038
Property and equipment, net ...............................................            26,153           45,907
Pledged securities - noncurrent............................................            21,897           15,075
Goodwill, net..............................................................            16,863           19,513
Other intangibles, net ....................................................             7,689            7,310
Other assets...............................................................               433            1,076
                                                                                 ------------     ------------
Total assets...............................................................      $    134,149     $    119,919
                                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term debt and capital lease obligations......      $        335     $        800
   Accounts payable .......................................................             8,503           12,712
   Accrued expenses........................................................             2,556            5,667
                                                                                 ------------     ------------
Total current liabilities .................................................            11,394           19,179
14% Senior Notes...........................................................           114,681          114,698
Capital lease obligations, net of current maturities.......................               778            1,129
Other long-term debt, net of current maturities............................               332              328
Preferred stock, $.001 par value; 25,000,000 shares authorized:
   Series B Redeemable Preferred Stock, 8,572,039 shares issued and
     outstanding (stated at redemption and aggregate liquidation value)....            14,063           15,049

Stockholders' deficit:
   Series C Preferred Stock, 8,492,749 shares issued and outstanding.......                 8                8
   Common stock, $.001 par value, 27,000,000 shares authorized,
     5,000,296 shares issued and outstanding...............................                 5                5
   Warrants ...............................................................               337              337
   Additional paid-in capital .............................................            12,273           12,485
   Accumulated deficit ....................................................           (19,722)         (43,299)
                                                                                 ------------     ------------
Total stockholders' deficit................................................            (7,099)         (30,464)
                                                                                 ------------     ------------
Total liabilities and stockholders' deficit................................      $    134,149     $    119,919
                                                                                 ============     ============



See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In thousands except share data)


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                             1998            1999           1998           1999
                                                             ----            ----           ----           ----

Revenue:
  Communications services, net .....................       $ 5,560        $ 11,589        $ 8,817        $ 20,897
  Equipment sales, net .............................           500           2,386            948           3,714
                                                           -------        --------        -------        --------
Total revenue ......................................         6,060          13,975          9,765          24,611
Cost of services:
  Cost of communications services ..................         4,102           9,034          6,430          16,172
  Cost of equipment sales ..........................           330           1,367            644           2,154
                                                           -------        --------        -------        --------
Total cost of services .............................         4,432          10,401          7,074          18,326
                                                           -------        --------        -------        --------
Gross margin .......................................         1,628           3,574          2,691           6,285
Selling, general and administrative expense ........         2,740          11,068          4,112          19,364
Depreciation and amortization expense ..............           374           2,031            632           3,574
                                                           -------        --------        -------        --------
Loss from operations ...............................        (1,486)         (9,525)        (2,053)        (16,653)
Interest expense ...................................          (280)         (3,769)          (336)         (7,484)
Interest income ....................................            --             655             --           1,562
                                                           -------        --------        -------        --------
Net loss ...........................................        (1,766)        (12,639)        (2,389)        (22,575)
Preferred stock dividends ..........................          (479)           (492)          (695)           (986)
Amortization of preferred stock issuance costs .....           (11)             (8)           (11)            (16)
                                                           -------        --------        -------        --------
Loss applicable to common stock ....................       $(2,256)       $(13,139)       $(3,095)       $(23,577)
                                                           =======        ========        =======        ========
Loss per common share-- basic and diluted ..........       $ (0.55)       $  (2.60)       $ (1.20)       $  (4.68)
                                                           =======        ========        =======        ========
Weighted average number of common shares
   outstanding......................................         4,069           5,044          2,582           5,035





See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE  30,
                                                                                      1998             1999
                                                                                      ----             ----

    NET CASH USED IN OPERATING ACTIVITIES ..................................       $    (695)       $(18,356)
    INVESTING ACTIVITIES
      Purchase of property and equipment ...................................          (3,495)        (20,496)
      Business acquisitions, net of cash acquired ..........................          (5,133)         (4,756)
      Purchase of pledged securities .......................................         (44,247)             --
      Maturity of pledged securities .......................................              --           8,050
      Amortization of discount on pledged securities .......................              --            (913)
                                                                                   ---------        --------
      Net cash used in investing activities ................................         (52,875)        (18,115)
    FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants ..................             342              --
      Proceeds from issuance of preferred stock ............................           9,500              --
      Payment of financing costs ...........................................          (5,106)             --
      Payment of Series A Preferred Stock Dividends ........................            (168)             --
      Proceeds from convertible notes ......................................           3,500              --
      Proceeds from 14% Senior Notes .......................................         114,663              --
      Redemption of Series A Preferred Stock ...............................          (4,750)             --
      Repayment of short term notes ........................................            (250)           (200)
      Repayment of long-term debt ..........................................            (573)           (680)
      Repayment of capital lease obligations ...............................             (40)           (327)
                                                                                   ---------        --------
      Net cash provided by (used in) financing activities ..................         117,118          (1,207)
                                                                                   ---------        --------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................          63,548         (37,678)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................             210          39,745
                                                                                   ---------        --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................       $  63,758        $  2,067
                                                                                   =========        ========
      Supplementary schedule of non-cash investing and financing activities:
         Amounts recorded in connection with acquisitions:
           Fair value of net assets acquired, net of cash acquired .........       $   4,762        $  2,678
           Fair value of intangible assets .................................          18,469           4,087
           Assumption of liabilities .......................................           2,321             926
           Assumption of long-term debt and capital lease obligations ......           1,027             872
           Issuance of Series A Preferred Stock ............................           4,750              --
           Issuance of Series C Preferred Stock ............................          10,000              --
           Issuance of common stock ........................................              --             211
        Property and equipment additions included in accounts payable ......           7,213           2,646
        Property and equipment additions acquired through capital lease ....              --           1,147



See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1999

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. ("Birch" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Birch Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

         In May 1998, Birch acquired Boulevard Phone Company (Boulevard), a shared tenant service provider in the Kansas City metropolitan area, for $300,000 in cash and Telesource Communications, Inc. (Telesource), a CPE provider in the Kansas City metropolitan area, for $325,000 in cash.

         In February 1999, the Company acquired American Local
Telecommunications, LLC (ALT), a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition included substantially all assets of ALT. The total purchase price was approximately $1.6 million.

         In March 1999, the Company acquired the stock of Capital Communications Corporation (Capital), a telecommunications equipment provider based in the St. Louis, Missouri metropolitan area. The total purchase price was approximately $3.0 million plus the additional cash consideration based on local service lines converted to the Company's service from Capital's existing customer base, which totaled $100,000 through June 30, 1999.

         The Valu-Line, Boulevard, Telesource, ALT and Capital acquisitions were recorded using the purchase method of accounting. Accordingly, the operations of each are included in the condensed consolidated statements of operations and cash flows from the date of acquisition.

4.   PLEDGED SECURITIES, WARRANTS, AND DEBT

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes due June 2008 (the Senior Notes) and 115,000 warrants to purchase 1,409,734 shares of common stock. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Company classifies its pledged securities, consisting of $30.6 million and $37.8 million of U.S. Treasury securities at June 30, 1999 and December 31, 1998, respectively, as held to maturity recorded at amortized cost and maturing between six and twenty-four months. A portion of the proceeds from the Senior Notes, $337,000, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $302,000 and $319,000 at June 30, 1999 and December 31, 1998, respectively. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. The Senior Notes rank pari pasu in right of payment to all existing and future senior indebtedness of the Company and rank senior in the right of payment to all existing and future subordinated indebtedness of the Company.

         A Registration Statement on Form S-4, registering the Company's 14% Senior Notes and offering to exchange (the Exchange Offer) any and all of the outstanding 14% Senior Notes for Exchange Notes, was declared effective by the Securities and Exchange Commission (SEC) in March 1999. The Exchange Offer terminated after all of the outstanding 14% Senior Notes were exchanged. The terms and conditions of the Exchange Notes are identical to those of the 14% Senior Notes in all material respects.

5.       SUBSEQUENT EVENTS

         During July and August 1999, the Company generated $44.0 million in net proceeds from the following transactions: sale of $10.0 million of Series D Preferred Stock to primarily existing stockholders; sale of $60.0 million of Series F Preferred Stock to an affiliate of Kohlberg Kravis Roberts & Co.; repurchase and retirement of 2,222,222 of the outstanding shares of Series C Preferred Stock for $10.0 million; conversion of each share of the Company's Series B Preferred Stock into, (1) one share of the Company's amended and restated Series B Preferred Stock, and (2) 0.22222 of a share of the Company's Series E Preferred Stock; and the subsequent redemption of all of its Series E Preferred Stock for $8.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has used strategic acquisitions (the Acquisitions) to expand its business capabilities. The following acquisitions were completed during 1998 and the six months ending June 30, 1999:


              Acquired        Date of
              Company         Acquisition        Principal Business Activity
              -------         -----------        ---------------------------
              Valu-Line       February 1998      Provider of switched long distance,
                                                 resold local services and CPE
                                                 sales and services in Kansas

              Boulevard       May 1998           Provider of shared tenant service
                                                 in the Kansas City, MO metropolitan
                                                 area

              Telesource      May 1998           Provider of CPE  sales and service
                                                 in the Kansas City, MO
                                                 metropolitan area

              TFSnet          September 1998     Provider of Internet service in
                                                 the Kansas City, MO  metropolitan
                                                 area

              ALT             February 1999      Competitive local exchange carrier
                                                 based in the Dallas, TX
                                                 metropolitan area

              Capital         March 1999         Provider of telecommunications
                                                 equipment based in the St. Louis,
                                                 MO metropolitan area


RESULTS OF OPERATIONS

     Three Months Ended June 30, 1999 Compared to Three Months Ended June
30, 1998

         Revenue. Revenue increased 130.6% to $14.0 million for the 1999 period compared to $6.1 million for the 1998 period. The increase in revenue is primarily a result of new customer sales from new and existing markets and the Acquisitions. For the 1999 and 1998 quarters, as a percentage of total revenue, communications services were 82.9% and 91.7%, respectively, and CPE sales were 17.1% and 8.3%, respectively. Lines in service increased 205.4% to 67,400 at June 30, 1999 compared to 22,070 at June 30, 1998.

         Cost of services. Cost of services increased 134.7% to $10.4 million for the 1999 period compared to $4.4 million for the 1998 period. The increase in cost of services is primarily the result of associated revenue increases. Gross margin increased 119.5% to $3.6 million (25.6% of revenue) for the 1999 period compared to $1.6 million (26.9% of revenue) for the 1998 period. The decline in gross margin as a percentage of revenue is principally from a greater percentage of revenue being derived from resold local service during the 1999 period compared to the 1998 period.

         Selling, general and administrative expense. Selling, general and administrative expense increased 303.9% to $11.1 million for the 1999 period compared to $2.7 million for the 1998 period. The increase in expense is primarily a result of supporting and attracting customers from new and existing markets, preparations for market launches in Texas and the Acquisitions, each of which affected wages, rent and advertising expenses. Additionally, the Company had approximately 670 employees at June 30, 1999, compared to 180 employees at June 30, 1998. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 573.9% to a loss of $7.5 million for the 1999 period compared to a loss of $1.1 million for the 1998 period.

         Depreciation and amortization. Depreciation and amortization increased 443.0% to $2.0 million for the 1999 period compared to $374,000 for the 1998 period. The increase in depreciation and amortization is primarily attributable to the fixed and intangible assets related to the Acquisitions, as well as the deployment of network assets in the Company's markets.

         Interest. Interest expense increased to $3.8 million for the 1999 period compared to $280,000 for the 1998 period. The increase in interest expense is primarily attributable to the interest charges on the $115 million Senior Notes due 2008. Interest income was $655,000 for the 1999 period resulting primarily from invested funds received from the $115 million Senior Notes due 2008.

         Net loss. Net loss increased 615.7% to $12.6 million for the 1999 period compared to $1.8 million for the 1998 period.

         Six Months Ended June 30, 1999 Compared to Six Months Ended June
30, 1998

         Revenue. Revenue increased 152.0% to $24.6 million for the 1999 period compared to $9.8 million for the 1998 period. The increase in revenue is primarily a result of new customer sales from new and existing markets and the Acquisitions. For the 1999 and 1998 periods, as a percentage of total revenue, communications services were 84.9% and 90.3%, respectively, and CPE sales were 15.1% and 9.7%, respectively.

         Cost of services. Cost of services increased 159.1% to $18.3 million for the 1999 period compared to $7.1 million for the 1998 period. The increase in cost of services is primarily a result of associated revenue increases. Gross margin increased 133.6% to $6.3 million (25.5% of revenue) for the 1999 period compared to $2.7 million (27.6% of revenue) for the 1998 period. The decline in gross margin as a percentage of total revenue is principally from a greater percentage of revenue being derived from resold local service during the 1999 period compared to the 1998 period.

         Selling, general and administrative expense. Selling, general and administrative expense increased 370.9% to $19.4 million for the 1999 period compared to $4.1 million for the 1998 period. The increase in expense is primarily a result of supporting and attracting customers from new and existing markets, preparations for market launches in Texas and the Acquisitions, each of which affected wages, rent and advertising expenses. Additionally, the Company had approximately 670 employees at June 30, 1999 compared to 180 employees at June 30, 1998. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 820.4% to a loss of $13.1 million for the 1999 period compared to a loss of $1.4 million for the 1998 period.

         Depreciation and amortization. Depreciation and amortization increased 465.5% to $3.6 million for the 1999 period compared to $632,000 for the 1998 period. The increase in depreciation and amortization is primarily attributable to the fixed and intangible assets related to the Acquisitions, as well as the deployment of network assets in the Company's markets.

         Interest. Interest expense increased to $7.5 million for the 1999 period compared to $336,000 for the 1998 period. The increase in interest expense is primarily attributable to the interest charges on the $115 million Senior Notes due 2008. Interest income was $1.6 million for the 1999 period resulting primarily from invested funds received from the $115 million Senior Notes due 2008.

         Net loss. Net loss increased 845.0% to $22.6 million for the 1999 period compared to $2.4 million for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets decreased from $134.1 million at December 31, 1998 to $119.9 million at June 30, 1999, primarily due to the use of cash to fund operations offset by capital outlays for expansion of the Company's local and data networks and development of operations support systems and automated back office systems. At June 30, 1999, the Company's current assets of $31.0 million exceeded its current liabilities of $19.2 million, providing working capital of $11.8 million, representing a decrease of $37.9 million compared to December 31, 1998. Of working capital at June 30, 1999, $15.6 million represents securities pledged to satisfy interest payments on senior notes, compared to $662,000 of accrued interest at June 30, 1999 related to such Notes. At December 31, 1998, the Company's current assets of $61.1 million exceeded current liabilities of $11.4 million, providing working capital of $49.7 million. This decrease is primarily attributable to the use of cash to fund operations and capital outlays for expansion of the Company's network, support systems and back office systems as previously stated.

         Net cash used in operating activities was $18.4 million for the six months ended June 30, 1999 compared to $695,000 for the same period in 1998. Net cash used in operating activities was primarily used to fund the Company's net losses of $22.6 million in the 1999 period and $2.4 million in the 1998 period.

         Net cash used in investing activities was $18.1 million for the six months ended June 30, 1999 compared to $52.9 million during the same period in 1998. In the 1999 period, net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of the network, support systems and back office systems of $20.5 million, net proceeds from the sale of pledged securities of $8.1 million for the semi-annual interest payment on the $115 million Senior Notes due 2008 and acquisitions of $4.8 million. In the 1998 period, net cash used in investing activities was primarily used for purchases of pledged securities related to the $115 million Senior Notes due 2008 of $44.2 million, acquisitions of $5.1 million, and purchases of property and equipment related to the expansion of the network, support systems and back office systems of $3.5 million.

         Net cash used in financing activities was $1.2 million for the six months ended June 30, 1999 compared to net cash provided by financing activities of $117.1 million for the same period in 1998. In the 1999 period, net cash used in financing activities was primarily used for the scheduled repayment of debt and capital lease obligations. In the 1998 period, net cash provided by financing activities was primarily a result of proceeds from the Company's private offering of the $115 million Senior Notes due 2008.

         The expansion of the Company's business will continue to require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. The Company's principal capital expenditure requirements include the purchase, installation, and expansion of switches and transmission equipment for the Company's local and data networks and the further development of operations support systems and automated back office systems. Management does not expect that the growth of the Company's long distance and CPE business will require significant capital expenditures. The Company currently estimates that the cash required to fund capital expenditures for its expansion plans will be approximately $50.0 million in 1999.

         To date, the Company has primarily funded its expenditures through proceeds from the $115 million Senior Notes due 2008 and private sales of equity securities. In February and March 1998, the Company raised approximately $12.4 million in a private placement of its Series B Preferred Stock and Convertible Notes. On June 18, 1998, the Company sold the $115 million Senior Notes due 2008 for net proceeds of $110.2 million. During July and August 1999, the Company completed the following equity transactions generating $44.0 million in net proceeds:

         - Issuance of $10.0 million of Series D Preferred Stock to existing stockholders

         - Issuance of $60.0 million of Series F Preferred Stock to an affiliate of Kohlberg Kravis Roberts & Co.

         - Repurchase and retirement of 2,222,222 of the outstanding shares of Series C Preferred Stock for $15.0 million

         - Conversion of each share of the Company's Series B Preferred Stock into (1) one share of the Company's amended and restated Series B Preferred Stock, and (2) 0.22222 of a share of the Company's Series E Preferred Stock

         -  Redemption of all Series E Preferred Stock for $8.6 million.

YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. In addressing this problem, the Company anticipates spending $20 million on new systems from inception through the end of 1999. Specific expenditures for year 2000 costs are not being made related to the new systems. The Company has completed its assessment on the consequences of the year 2000 on information technology systems. As the Company has a relatively short history, virtually all systems are newly created or are being created. During information technology development, year 2000 issues have been consistently addressed. The new information technology systems will, in certain cases, replace systems of acquired companies in order to provide consistent and integrated systems. The acquired companies' systems are not all year 2000 compliant; however, these systems will be replaced by the end of 1999. If all such systems are not replaced and year 2000 issues occur, significant disruption to the Company's operations could occur. The most significant system of the acquired companies relates to the provisioning and billing of resale local and long distance services which, if not replaced, could prevent the Company from billing or provisioning service to existing and future customers. Installation of an integrated billing and provisioning system is on schedule to date.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth and expansion strategy. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of competitive products and pricing, product developments, changes in law and regulations, customer demand, litigation, availability of future financing, uncertainty of market acceptance of new products, and other risks. Actual results may differ materially from anticipated results described in these forward-looking statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt, is not material.

                           PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

         (27) Financial Data Schedule (for SEC use only)

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       BIRCH TELECOM, INC.

DATE: AUGUST 12, 1999                  BY: /S/ DAVID E. SCOTT
                                          ------------------------------------
                                       DAVID E. SCOTT
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: AUGUST 12, 1999                  BY: /S/ BRADLEY A. MOLINE
                                          ------------------------------------
                                       BRADLEY A. MOLINE
                                       CHIEF FINANCIAL OFFICER