Form 10-Q
period 1999-09-30
BIRCH TELECOM INC /MO
filed 1999-11-15
CIK 1057523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q
          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                                TABLE OF CONTENTS

                                                                                    PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets as of December 31, 1998 and
        September 30, 1999                                                            3
     Condensed Consolidated Statements of Operations for the three
        months and nine months ended September 30, 1998 and 1999                      4
     Condensed Consolidated Statements of Cash Flows for the nine months ended
        September 30, 1998 and 1999                                                   5
     Notes to Condensed Consolidated Financial Statements                             6

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                        8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                 12

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                   12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            12

SIGNATURE PAGE                                                                       13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               BIRCH TELECOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                 1998          1999
                                                                              ---------      ---------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ............................................     $  39,745      $  23,946
   Pledged securities ...................................................        15,888         15,998
   Accounts receivable, net .............................................         4,039          8,037
   Inventory ............................................................           916          4,164
   Prepaid expenses and other ...........................................           526          2,681
                                                                              ---------      ---------
Total current assets ....................................................        61,114         54,826
Property and equipment, net .............................................        26,153         53,147
Pledged securities - noncurrent .........................................        21,897         15,075
Goodwill, net ...........................................................        16,863         19,320
Other intangibles, net ..................................................         7,689         15,280
Other assets ............................................................           433            365
                                                                              ---------      ---------
Total assets ............................................................     $ 134,149      $ 158,013
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term debt and capital lease obligations ...     $     335      $   1,200
   Accounts payable .....................................................         8,503          7,669
   Accrued expenses .....................................................         2,556         14,038
                                                                              ---------      ---------
Total current liabilities ...............................................        11,394         22,907
14% Senior Notes ........................................................       114,681        114,706
Capital lease obligations, net of current maturities ....................           778          1,268
Other long-term debt, net of current maturities .........................           332            321

Series B Redeemable Preferred Stock, 8,572,039 shares issued and
   outstanding, (stated at redemption and aggregate liquidation value) ..        14,063             --
Series F Redeemable Preferred Stock, 13,333,334 shares issued and
   outstanding (stated at redemption and aggregate liquidation value) ...            --         61,300
Stockholders' deficit:
   Series B Preferred Stock, 8,572,039 shares issued and outstanding ....            --              8
   Series C Preferred Stock, 8,492,749 and 6,270,527 shares issued and
   outstanding, respectively ............................................             8              6
   Series D Preferred Stock, 2,222,222 shares issued and outstanding ....            --              2
   Common stock, $.001 par value, 80,000,000 shares authorized, 5,016,889
   and 5,333,676 shares issued and outstanding, respectively ............             5              5
   Warrants .............................................................           337            337
   Additional paid-in capital ...........................................        12,273         15,154
   Accumulated deficit ..................................................       (19,722)       (58,001)
                                                                              ---------      ---------
Total stockholders' deficit .............................................        (7,099)       (42,489)
                                                                              ---------      ---------
Total liabilities and stockholders' deficit .............................     $ 134,149      $ 158,013
                                                                              =========      =========

See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In thousands except share data)

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          1998          1999          1998          1999
                                                         -------      --------      --------      --------
Revenue:
  Communications services, net .....................     $ 6,852      $ 14,564      $ 15,669      $ 35,461
  Equipment sales, net .............................         625         2,458         1,573         6,172
                                                         -------      --------      --------      --------
Total revenue ......................................       7,477        17,022        17,242        41,633
Cost of services:
  Cost of communications services ..................       4,784        11,905        11,214        28,077
  Cost of equipment sales ..........................         388         1,364         1,032         3,518
                                                         -------      --------      --------      --------
Total cost of services .............................       5,172        13,269        12,246        31,595
                                                         -------      --------      --------      --------
Gross margin .......................................       2,305         3,753         4,996        10,038
Selling, general and administrative expense ........       4,704        14,649         8,816        34,013
Depreciation and amortization expense ..............         597         2,814         1,229         6,388
                                                         -------      --------      --------      --------
Loss from operations ...............................      (2,996)      (13,710)       (5,049)      (30,363)
Interest expense ...................................      (4,181)       (3,705)       (4,517)      (11,189)
Interest income ....................................       1,709           725         1,709         2,287
                                                         -------      --------      --------      --------
Net loss ...........................................      (5,468)      (16,690)       (7,857)      (39,265)
Preferred stock dividends ..........................        (509)         (491)       (1,204)       (1,477)
Amortization of preferred stock issuance costs .....         (10)          (61)          (21)          (77)
                                                         -------      --------      --------      --------
Loss applicable to common stock ....................     $(5,987)     $(17,242)     $ (9,082)     $(40,819)
                                                         =======      ========      ========      ========
Loss per common share-- basic and diluted ..........     $ (4.73)     $  (3.41)     $  (2.69)     $  (8.06)
                                                         =======      ========      ========      ========
Weighted average number of common shares outstanding       1,265         5,061         3,381         5,063

See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1998          1999
                                                                             ---------      --------
NET CASH USED IN OPERATING ACTIVITIES ..................................     $  (1,353)     $(31,073)
INVESTING ACTIVITIES
  Purchase of property and equipment ...................................       (10,118)      (28,925)
  Business acquisitions, net of cash acquired ..........................        (7,740)       (4,553)
  Purchase of pledged securities .......................................       (44,247)           --
  Maturity of pledged securities .......................................            --         8,050
  Amortization of discount on pledged securities .......................          (511)       (1,339)
                                                                             ---------      --------
  Net cash used in investing activities ................................       (62,616)      (26,767)
FINANCING ACTIVITIES
  Proceeds from issuance of common stock and warrants ..................           342            --
  Proceeds from issuance of preferred stock ............................         9,500        70,000
  Payment of financing costs ...........................................        (5,106)       (7,310)
  Payment of Series A Preferred Stock Dividends ........................          (168)           --
  Proceeds from convertible notes ......................................         3,500            --
  Proceeds from 14% Senior Notes .......................................       114,663            --
  Redemption of preferred stock ........................................        (4,750)      (18,572)
  Redemption of common stock ...........................................            --          (450)
  Repayment of short term notes ........................................          (250)         (200)
  Repayment of long-term debt ..........................................          (529)         (683)
  Repayment of capital lease obligations ...............................           (65)         (744)
                                                                             ---------      --------
  Net cash provided by financing activities ............................       117,137        42,041
                                                                             ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................        53,168       (15,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           210        39,745
                                                                              ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................     $  53,378      $ 23,946
                                                                             =========      ========
Supplementary schedule of non-cash investing and financing activities:
   Amounts recorded in connection with acquisitions:

     Fair value of net assets acquired, net of cash acquired ...........     $   5,064      $  2,678
     Fair value of intangible assets ...................................        20,883         3,884
     Assumption of liabilities .........................................         2,430           926
     Assumption of long-term debt and capital lease obligations ........         1,027           872
     Issuance of Series A Preferred Stock ..............................         4,750            --
     Issuance of Series C Preferred Stock ..............................        10,000            --
     Issuance of common stock ..........................................            --           211
   Property and equipment additions included in accounts payable........         4,703         2,978
   Property and equipment additions acquired through capital lease .....            --         2,099

See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. ("Birch" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Birch Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

         In September 1998, Birch acquired TFSnet, Inc. (TFSnet), an Internet service provider based in the Kansas City metropolitan area, for $2.65 million.

         In February 1999, the Company acquired American Local
Telecommunications, LLC (ALT), a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition included substantially all assets of ALT. The total purchase price was approximately $1.6 million.

         In March 1999, the Company acquired the stock of Capital Communications Corporation (Capital), a telecommunications equipment provider based in the St. Louis, Missouri metropolitan area. The total purchase price was approximately $3.0 million plus additional cash consideration based on local service lines converted to the Company's service from Capital's existing customer base, which totaled $100,000 through September 30, 1999.

         The Valu-Line, Boulevard, Telesource, TFSnet, ALT and Capital acquisitions were recorded using the purchase method of accounting. Accordingly, the operations of each are included in the condensed consolidated statements of operations and cash flows from the date of acquisition.

4. PLEDGED SECURITIES, WARRANTS, AND DEBT

         During June 1998, the Company completed a $115 million private offering of 14% Senior Notes due June 2008 (the Senior Notes) and 115,000 warrants to purchase 1,409,734 shares of common stock. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.01 per share and expire June 2008. The Company received net proceeds from the Senior Notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the Senior Notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. The Company classifies its pledged securities, consisting of $31.1 million and $37.8 million of U.S. Treasury securities at September 30, 1999 and December 31, 1998, respectively, as held to maturity recorded at amortized cost and maturing between six and twenty-one months. A portion of the proceeds from the Senior Notes, $337,000, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $294,000 and $319,000 at September 30, 1999 and December 31, 1998, respectively. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. The Senior Notes rank pari pasu in right of payment to all existing and future senior indebtedness of the Company and rank senior in the right of payment to all existing and future subordinated indebtedness of the Company.

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

5. CAPITAL STRUCTURE

         During July and August 1999, the Company issued and sold Series F and Series D Preferred Stock generating net proceeds of $44.0 million.

         The Company issued and sold 2,222,222 shares of Series D Preferred Stock at $4.50 per share. The Series D Preferred Stock accrues dividends at a rate of 15% per annum. As of September 30, 1999, cumulative dividends on the Series D Preferred Stock totaled $375,000.

         The Company issued and sold 13,333,334 shares of its Series F Preferred Stock at a purchase price of $4.50 per share. Additionally, options were granted to purchase an additional 5,263,158 shares of Series F Preferred Stock at $4.75 per share and an additional 5,000,000 shares of Series F Preferred Stock at $5.00 per share on or before April 13, 2000. The Series F Preferred Stock accrues dividends at a rate of 15% per annum. As of September 30, 1999, cumulative dividends on the Series F Preferred Stock totaled $1.3 million.

         In connection with the Series F Preferred Stock transaction, the Company (i) repurchased 2,222,222 shares of its Series C Preferred Stock for $10.0 million, (ii) undertook a plan of recapitalization whereby each outstanding share of the Company's Series B Preferred Stock was converted into one share of the Company's amended and restated Series B Preferred Stock and
0.2222 of a share of the Company's Series E Preferred Stock, and (iii) redeemed the Series E Preferred Stock issued for $8.6 million.

         The rights and preferences of the Company's Series B Preferred Stock were amended and restated to remove the mandatory redemption rights and change the liquidation rights. As of September 30, 1999, cumulative dividends on the Series B Preferred Stock totaled $2.5 million.

         In connection with these agreements, the Company amended and restated its certificate of incorporation to authorize 80,000,000 shares of common stock, and 55,000,000 shares of Preferred Stock. Of the authorized shares of Preferred Stock, 8,750,000 shares are designated as Series B Preferred Stock; 8,500,000 shares are designated as Series C Preferred Stock; 2,225,000 shares are designated as Series D Preferred Stock; 1,904,898 shares are designated as Series E Preferred Stock; and 30,000,000 shares are designated as Series F Preferred Stock.

Liquidation Rights

         Birch's Series D, Series E and Series F Preferred Stock have a liquidation preference over the Series B and Series C Preferred Stock and common stock at the greater of (i) the purchase price plus accrued but unpaid dividends or (ii) the amount the holders would have received upon liquidation if such shares of Series D, Series E and Series F Preferred Stock had been converted to common stock immediately prior to liquidation. Birch's Series B Preferred Stock has a liquidation preference only over Series C Preferred Stock and common stock at an amount equal to the sum of the purchase price plus accrued but unpaid dividends. Series C Preferred Stock has preference only over common stock at an amount equal to the sum of the purchase price plus accrued but unpaid dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has used strategic acquisitions (the Acquisitions) to expand its business capabilities. The following acquisitions were completed during 1998 and the nine months ending September 30, 1999:

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

        Telesource   May 1998         Provider of CPE sales and service in the Kansas City, MO
                                      metropolitan area

        TFSnet       September 1998   Provider of Internet service in the Kansas City, MO metropolitan area

        ALT          February 1999    Competitive local exchange carrier based in the Dallas, TX metropolitan area

        Capital      March 1999       Provider of telecommunications equipment based in the St. Louis,
                                      MO metropolitan area

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenue. Revenue increased 127.7% to $17.0 million for the 1999 period compared to $7.5 million for the 1998 period. The increase in revenue is primarily a result of new customer sales from new and existing markets and the Acquisitions. For the 1999 and 1998 quarters, as a percentage of total revenue, communications services were 85.6% and 91.6%, respectively, and CPE sales were 14.4% and 8.4%, respectively. Lines in service increased 188.6% to 89,108 at September 30, 1999 compared to 30,871 at September 30, 1998.

         Cost of services. Cost of services increased 156.6% to $13.3 million for the 1999 period compared to $5.2 million for the 1998 period. The increase in cost of services is primarily the result of associated revenue increases. Gross margin increased 62.8% to $3.8 million (22.0% of revenue) for the 1999 period compared to $2.3 million (30.8% of revenue) for the 1998 period. The decline in gross margin as a percentage of revenue is principally from a greater percentage of revenue being derived from resold local service during the 1999 period compared to the 1998 period.

         Selling, general and administrative expense. Selling, general and administrative expense increased 211.4% to $14.6 million for the 1999 period compared to $4.7 million for the 1998 period. The increase in expense is primarily a result of supporting and attracting customers from new and existing markets, preparations for market launches in Texas and the Acquisitions, each of which affected wages, rent and advertising expenses. Additionally, the Company had approximately 817 employees at September 30, 1999, compared to 283 employees at September 30, 1998. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 354.2% to a loss of $10.9 million for the 1999 period compared to a loss of $2.4 million for the 1998 period.

         Depreciation and amortization. Depreciation and amortization increased 371.4% to $2.8 million for the 1999 period compared to $597,000 for the 1998 period. The increase in depreciation and amortization is primarily attributable to the fixed and intangible assets related to the Acquisitions, as well as the deployment of network assets in the Company's markets.

         Interest. Interest expense decreased 11.4% to $3.7 million for the 1999 period compared to $4.2 million for the 1998 period. The decrease in interest expense is primarily attributable to an increase in capitalized interest expense on the purchase and installation of switches. Interest income decreased 57.6% to $725,000 for the 1999 period compared to $1.7 million for the 1998 period. The decrease in interest income is primarily a result of the maturity and sale of $8.1 million of pledged securities for the payment of interest on the $115 million Senior Notes due 2008 which was partially offset by the interest income on invested funds received as part of the Series D and Series F Preferred Stock transactions further described below.

         Net loss. Net loss increased 205.2% to $16.7 million for the 1999 period compared to $5.5 million for the 1998 period.

     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenue. Revenue increased 141.5% to $41.6 million for the 1999 period compared to $17.2 million for the 1998 period. The increase in revenue is primarily a result of new customer sales from new and existing markets and the Acquisitions. For the 1999 and 1998 periods, as a percentage of total revenue, communications services were 85.2% and 90.9%, respectively, and CPE sales were 14.8% and 9.1%, respectively.

         Cost of services. Cost of services increased 158.0% to $31.6 million for the 1999 period compared to $12.2 million for the 1998 period. The increase in cost of services is primarily a result of associated revenue increases. Gross margin increased 100.9% to $10.0 million (24.1% of revenue) for the 1999 period compared to $5.0 million (29.0% of revenue) for the 1998 period. The decline in gross margin as a percentage of total revenue is principally from a greater percentage of revenue being derived from resold local service during the 1999 period compared to the 1998 period.

         Selling, general and administrative expense. Selling, general and administrative expense increased 285.8% to $34.0 million for the 1999 period compared to $8.8 million for the 1998 period. The increase in expense is primarily a result of supporting and attracting customers from new and existing markets, preparations for market launches in Texas and the Acquisitions, each of which affected wages, rent and advertising expenses. Additionally, the Company had approximately 817 employees at September 30, 1999 compared to 283 employees at September 30, 1998. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 527.6% to a loss of $24.0 million for the 1999 period compared to a loss of $3.8 million for the 1998 period.

         Depreciation and amortization. Depreciation and amortization increased 419.8% to $6.4 million for the 1999 period compared to $1.2 million for the 1998 period. The increase in depreciation and amortization is primarily attributable to the fixed and intangible assets related to the Acquisitions, as well as the deployment of network assets in the Company's markets.

         Interest. Interest expense increased 147.7% to $11.2 million for the 1999 period compared to $4.5 million for the 1998 period. The increase in interest expense is primarily attributable to the interest charges on the $115 million Senior Notes due 2008. Interest income increased 33.8% to $2.3 million for the 1999 period compared to $1.7 million for the 1998 period. The increase in interest income is primarily the result of invested funds received from the $115 million Senior Notes due 2008 and the Series D and Series F Preferred Stock transactions further described below.

         Net loss. Net loss increased 399.7% to $39.3 million for the 1999 period compared to $7.9 million for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total assets increased from $134.1 million at December 31, 1998 to $158.0 million at September 30, 1999, primarily due to capital outlays for expansion of the Company's local and data networks and development of operations support systems and automated back office systems, partially offset by the use of cash to fund operations. At September 30, 1999, the Company's current assets of $54.8 million exceeded its current liabilities of $22.9 million, providing working capital of $31.9 million, representing a decrease of $17.8 million compared to December 31, 1998. At December 31, 1998, the Company's current assets of $61.1 million exceeded current liabilities of $11.4 million, providing working capital of $49.7 million. The decrease in working capital is primarily attributable to the use of cash to fund operations and capital outlays for expansion of the Company's network, support systems and back office systems as previously stated. Of working capital at September 30, 1999, $16.0 million represents securities pledged to satisfy interest payments on the $115 million Senior Notes due 2008, compared to $4.7 million of accrued interest at September 30, 1999 related to such Notes.

         Net cash used in operating activities was $31.1 million for the nine months ended September 30, 1999 compared to $1.4 million for the same period in 1998. Net cash used in operating activities was primarily used to fund the Company's net losses of $39.3 million in the 1999 period and $7.9 million in the 1998 period.

         Net cash used in investing activities was $26.8 million for the nine months ended September 30, 1999 compared to $62.6 million during the same period in 1998. In the 1999 period, net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of the network, support systems and back office systems of $28.9 million and acquisitions of $4.6 million, partially offset by net proceeds from the sale of pledged securities of $8.1 million for the semi-annual interest payment on the $115 million Senior Notes due 2008. In the 1998 period, net cash used in investing activities was primarily used for purchases of pledged securities related to the $115 million Senior Notes due 2008 of $44.2 million, acquisitions of $7.7 million, and purchases of property and equipment related to the expansion of the network, support systems and back office systems of $10.1 million.

         Net cash provided by financing activities was $42.1 million for the nine months ended September 30, 1999 compared to $117.1 million for the same period in 1998. In the 1999 period, net cash provided by financing activities was primarily a result of proceeds from the sale of Series D Preferred Stock, the sale of Series F Preferred Stock to an affiliate of Kohlberg Kravis Roberts & Co. and other associated preferred stock transactions described below. In the 1998 period, net cash provided by financing activities was primarily a result of proceeds from the Company's private offering of the $115 million Senior Notes due 2008.

         The expansion of the Company's business will continue to require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. The Company's principal capital expenditure requirements include the purchase, installation, and expansion of switches and transmission equipment for the Company's local and data networks and the further development of operations support systems and automated back office systems. Management does not expect that the growth of the Company's long distance and CPE business will require significant capital expenditures. The Company currently estimates that the cash required to fund capital expenditures for its expansion plans will be approximately $45.0 million in 1999.

          To date, the Company has primarily funded its expenditures through proceeds from the $115 million Senior Notes due 2008 and private sales of equity securities. In February and March 1998, the Company raised approximately $12.4 million in a private placement of its Series B Preferred Stock and Convertible Notes. On June 18, 1998, the Company sold the $115 million Senior Notes due 2008 for net proceeds of $110.2 million. During July and August 1999, the Company completed the following equity transactions generating $44.0 million in net proceeds:

         - Sale of $10.0 million of Series D Preferred Stock to existing stockholders

         - Sale of $60.0 million of Series F Preferred Stock to an affiliate of Kohlberg Kravis Roberts & Co.

         - Repurchase and retirement of 2,222,222 of the outstanding shares of Series C Preferred Stock for $10.0 million

         - Conversion of each share of the Company's Series B Preferred Stock into (1) one share of the Company's amended and restated Series B Preferred Stock and (2) 0.22222 of a share of the Company's Series E Preferred Stock

         -        Redemption of all Series E Preferred Stock for $8.6 million.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Since July 1, 1999, Birch has issued and sold unregistered securities as follows:

        (a) In July 1999, Birch sold 2,222,222 shares of its Series D Preferred Stock at $4.50 per share with net proceeds of approximately $10.0 million.

        (b) In August 1999, in connection with the Series B Preferred Stock transaction, the Company (i) repurchased 2,222,222 shares of its Series C Preferred Stock for $10.0 million, (ii) undertook a plan of recapitalization whereby each outstanding share of the Company's
        Series B Preferred Stock was converted into one share of the Company's amended and restated Series B Preferred Stock and 0.2222 of a share of the Company's Series E Preferred Stock, and (iii) redeemed the Series E Preferred Stock issued for $8.6 million.

        (c) In August 1999, Birch sold 13,333,334 shares of its Series F Preferred Stock at $4.50 per share with net proceeds of approximately $60.0 million. Additionally, options were granted to purchase an additional 5,263,158 shares of Series F Preferred Stock at $4.75 per share and an additional 5,000,000 shares of Series F Preferred Stock at $5.00 per share on or before April 13, 2000.

    All sales of common stock made pursuant to the exercise of stock options granted under the 1998 Stock Option Plan to Birch's officers, directors, employees and consultants were made in reliance on Rule 701 under the Securities Act of 1933, as amended ("the Securities Act") or on Section 4(2) of the Securities Act. All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to Birch that the shares were being acquired for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        (a) In June and July 1999, in connection with its proposed sale of Series D Preferred Stock, Birch obtained the written consent of its stockholders with respect to the amendment and restatement of Birch's Certificate of Incorporation.

        (b) In June and July 1999, in connection with its proposed sale of Series F Preferred Stock, Birch obtained the written consent of its stockholders with respect to (i) the amendment and restatement of Birch's Certificate of Incorporation, (ii) the amendment and restatement of Birch's Purchasers Rights Agreement, (iii) the repurchase by Birch of certain outstanding shares of Series C Preferred Stock, (iv) the adoption of a plan of recapitalization relating to the Company's Series B and E Preferred Stock, and (v) and the reorganization of Birch's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      The following exhibits are included herein:

          3.1   Restated Certificate of Incorporation.

         10.2 Amended and Restated Purchasers Rights Agreement, dated August 5, 1999.

         10.18  Series D Preferred Stock Purchase Agreement, dated
                July 2, 1999.

         10.19  Series F Preferred Stock Purchase Agreement, dated
                July 13, 1999.

         10.21 Amendment to Employment Agreement by and between Birch Telecom, Inc., and Gary L. Chesser.

         10.22 Amendment to Employment Agreement by and between Birch Telecom, Inc., and Gregory C. Lawhon.

         10.23 Amendment to Employment Agreement by and between Birch Telecom, Inc., and David E. Scott.

         10.24 Amendment to Employment Agreement by and between Birch Telecom, Inc., and David W. Vranicar.

         27.1   Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          BIRCH TELECOM, INC.


DATE:  NOVEMBER 15, 1999                  BY: /S/ DAVID E. SCOTT
                                              ----------------------------------
                                          DAVID E. SCOTT
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



DATE:  NOVEMBER 15, 1999                  BY: /S/ BRADLEY A. MOLINE
                                              ----------------------------------
                                          BRADLEY A. MOLINE
                                          CHIEF FINANCIAL OFFICER