Form 10-K405
period 1999-12-31
BIRCH TELECOM INC /MO
filed 2000-03-31
CIK 1057523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                ---------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                                 (816) 300-3000

Securities registered pursuant to              Securities registered pursuant to
Section 12(b) of the Act:                      Section12(g) of the Act:

14% senior notes due 2008                      None
(Title of Class)                               (Title of Class)

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 4,781,101 shares of common stock, $.001 par value, outstanding as of March 23, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. UNLESS THE CONTEXT SUGGESTS OTHERWISE, REFERENCES IN THIS FORM 10-K TO "WE," THE "COMPANY" OR "BIRCH" MEAN BIRCH TELECOM, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES.

ITEM 1. BUSINESS

OVERVIEW

    We are a rapidly growing integrated communications provider. We seek to become the leading provider of telecommunications services for small and mid-sized businesses in each of the cities we serve. We offer state-of-the-art telecommunications services to our customers, who today are located throughout Missouri, Kansas and Texas. These voice and data service offerings include local and long distance telephone service, Internet access, web hosting, integrated voice and data transmission over broadband lines and customer premises equipment sales and services. We offer these services to our customers through a combination of leased and owned network facilities. We are currently deploying collocations and transmission equipment throughout our markets to deliver digital subscriber line service, which will support dedicated high-speed Internet access and eventually voice services. We expect to have over 130 collocations operational by the end of this year. Our revenue for the year ended December 31, 1999 was $60.5 million, a 132% increase over 1998.

BUSINESS STRATEGY

    We believe that our business is poised for rapid expansion and that our experienced management team is well prepared to execute our focused business strategy. The key elements of our strategy include:

    FOCUSING ON SMALL AND MID-SIZED BUSINESS CUSTOMERS

    We focus on meeting the needs of small and mid-sized businesses in each of the cities we serve. Our tailored service offerings, direct sales model, and proactive customer service approach allow us to differentiate ourselves and achieve significant penetration into this very large, established customer base. We believe small and mid-sized businesses have not received a satisfying level of attention from the incumbent telephone companies, are unaware of their telecommunications network options and value our consultative, direct sales approach.

    PROVIDING COMPLETE SERVICE PACKAGES THAT ARE TAILORED TO OUR CUSTOMERS

    Our service offerings are specifically designed for the needs of our target customers. We provide simplified, feature-rich packages of services, superior value and a single source for all of our customers' networking requirements, all conveniently billed on a single invoice. Our service offerings include features offered in packages that we believe are not generally available from other providers. Our packages are priced to offer savings of 10% to 40% from comparable services provided by the incumbent telephone company. Our direct sales representatives consult with our customers in person and assist them in selecting service packages appropriate for their needs.

    CREATING A STRONG BRAND PRESENCE

    We have quickly achieved a high level of brand awareness in our markets through an aggressive multi-media advertising campaign targeted at the incumbent telephone company. Our marketing efforts include billboard, radio and print advertising, as well as sponsorship of major local events, affiliations with local organizations and direct mailings. We believe we have been able to achieve a higher level of brand awareness in our markets than any other new market entrants. We plan to use our proven marketing and advertising strategy to help us achieve rapid and deep penetration in each new market we enter.

    DEPLOYING A DIRECT SALES FORCE IN EACH OF OUR MARKETS

    We deploy a large locally-based sales force focused on achieving a significant market share in each of our markets. We believe that our extensively marketed brand name, visible local presence, readily available services and emphasis on personal customer service have enabled our 170-person sales force to achieve high levels of productivity and quickly penetrate new markets.

    INVESTING IN INDUSTRY-LEADING, SCALABLE BACK OFFICE SYSTEMS

    We believe our state-of-the-art billing and operating systems are capable of supporting a significant number of lines. These systems, which include Saville Convergent Billing Platform-TM-, MetaSolv Telecom Business Solution-TM- and Harris Network Management-TM-, have already withstood the test of high volumes and rapid growth within our operation. Over the past year, we have expanded our provisioning capacity from 3,000 lines per month to nearly 15,000 lines per month and believe that our existing infrastructure can support continued capacity increases.

    MAINTAINING MAXIMUM NETWORK FLEXIBILITY

    - INTEGRATING DATA AND VOICE NETWORK SERVICES. By integrating both data and voice services, we believe we will be able to deliver a broadband digital subscriber line connection to a significant percentage of our customers. We believe this integration will yield bandwidth flexibility to our customers and the strategic advantage of an improved product with reduced monthly costs.

    - CAPITALIZING ON OUR UNBUNDLED NETWORK ELEMENT PLATFORM. We provide service to a majority of our customers by leasing substantially all of the unbundled network elements from the incumbent telephone company and using our advanced back office systems to combine these elements into integrated Birch-branded voice services. This platform has allowed us to offer voice services to customers located virtually anywhere in our markets and achieve high gross margins and superior returns on incremental capital invested. The unbundled network element platform, or UNE-P, allows us to minimize current capital expenditures and maintain design flexibility for the next generation of telecommunications technology.

    - POSITIONING FOR MASS DEPLOYMENT OF BROADBAND. Our network objective is to mass-deploy broadband facilities (primarily digital subscriber lines) that support both voice and data over a single line. We are implementing collocations at central offices of the incumbent telephone company throughout our markets and intend to deploy packet switches that can handle voice and data over a single line as soon as they become available.

    EXPANDING OUR GEOGRAPHIC REACH

    We currently serve 17 markets that have populations ranging in size from 95,000 to 4.5 million, and we intend to offer our services in 20 additional markets before the end of 2001. We expect to expand our operations in Texas and into Oklahoma in the second quarter of this year and to commence service in the regions served by Ameritech and BellSouth in 2001. We have developed systems, network capabilities and an experienced sales force and customer service team that position us to rapidly penetrate these new markets and regions.

    GROWING THROUGH ACQUISITIONS

    We have completed six acquisitions since our inception in December 1996 for total consideration of $27.7 million. From time to time, we consider making additional acquisitions to further complement our service capabilities or expand our geographic scope. We believe we have been highly successful in integrating our acquisitions. With our diverse sources of capital and highly sophisticated stockholders and board members, we believe we are well positioned to continue to evaluate a variety of these opportunities and make selected acquisitions where appropriate.

TELECOMMUNICATIONS SERVICES

    OFFERED SERVICES

    We design our voice and data services to appeal to small and mid-sized businesses that value simple integrated communications service packages from a single provider. We believe that the key to attracting and retaining our target customers is to offer a comprehensive set of services. These services include voice offerings of local lines, features and long distance at flat per-minute rates, and data offerings including dedicated digital subscriber line and dial-up Internet access, web hosting and other data services.

    We divide our service offerings generally into three broad categories: voice, Internet and web hosting. The chart below sets forth the different service packages and options provided within each of these categories.

SERVICE PACKAGES

               VOICE
------------------------------------
BIRCH BASIC
  A standard line
BIRCH BELLS
  Birch Basic with any three non-
  premium customer-selected features
BIRCH BELLS AND WHISTLES
  Birch Basic with any seven
  customer-selected features
VOICE MAIL
  Call answering, messaging and
  message waiting indicator
  Optional features include fax
  mail, pager notification and
  extension mailboxes
LINEBACKER
  Inside wire protection plan
MIGHTY MOUTH
  A two-way dedicated connection to
  us, a trunk level one digital
  transmission link, direct inward
  dialing and number identification
  for inbound calls

              INTERNET
------------------------------------
DIAL
  Unlimited Internet access, two
  email boxes per account, remote
  access to email via the Web and
  five megabytes of storage space
  plus any customer-selected
  features
DIAL COMPLETE
  Dial plus extended period of
  inactivity before disconnect
ISDN COMPLETE
  A dedicated integrated services
  digital network, an on-premise
  integrated service digital network
  router, up to 25 email boxes,
  dedicated Internet protocol
  addresses for public applications,
  network address translation,
  custom domain services, plus any
  customer-selected features
DSL COMPLETE
  A symmetric digital subscriber
  line service, an on-premise
  router, up to 100 email boxes,
  Internet protocol addresses for
  public applications, network
  address translation, custom domain
  services, plus any customer-
  selected features
T1 COMPLETE
  A two-way dedicated connection to
  us, an on-premise router, up to
  100 email boxes, Internet protocol
  addresses for public applications,
  network address translation,
  custom domain services, plus any
  customer-selected features
THE INTEGRATOR
  A two-way dedicated connection to
  us, an on-premise integrated
  router for voice and data,
  customer selection of voice and
  data channels to a maximum of 48,
  selected voice features, up to 50
  email boxes, Internet protocol
  addresses for public applications,
  network address translation,
  custom domain services, plus any
  customer-selected features

            WEB HOSTING
------------------------------------
SPACE GENIE
  Space Genie web-building tool, 10
  megabytes of storage, 1,000
  megabytes of monthly traffic,
  online account status report, site
  submission to major search
  engines, custom domain services,
  10 email addresses,
  autoresponders, autoforwarders and
  web-based management of email
  tools plus any customer-selected
  features
SPACE CADET
  Space Genie plus 20 additional
  megabytes of storage, 1,000
  additional megabytes of monthly
  traffic, common gateway interface
  binary access, and script library,
  web-based management of common
  gateway interface script
  auto-install and statistics plus
  any customer-selected features
  Additional optional features
  include encryption services
  support for real audio/video and
  support for Microsoft FrontPage
  extensions
SPACE HOG
  Space Cadet plus an additional 45
  megabytes of storage, 3,000
  megabytes of monthly traffic, 10
  email addresses, autoresponders
  and autoforwarders and support for
  real audio/video

    DELIVERY OF SERVICES

    UNE-P

    We lease all of the unbundled network elements necessary to provide service from the incumbent local exchange carriers. We believe that our UNE-P strategy allows us to enter into new markets more quickly than if we had initially deployed our own network facilities. This strategy also reduces initial capital requirements in each market, allowing us to focus our capital resources initially on the critical areas of sales, marketing and operations support systems. In addition, we believe UNE-P will allow us to avoid further deploying circuit switches and maintain design flexibility for the next generation of telecommunications technology.

    BROADBAND

    We intend to install digital subscriber line equipment at our collocation sites, at our switch sites and at our customers' locations. We believe this equipment will allow us to deliver multiple voice calls and data traffic over a single, standard telephone line and is expected to provide us with substantial cost savings. Using DSL technology, we believe we will increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to up to 1.5 million bits per second. The bandwidth is the equivalent of 24 regular voice telephone lines. Our digital subscriber line equipment will be programmed to allocate the available bandwidth.

    We believe this technology will reduce our costs since we will lease a reduced number of standard telephone lines per customer from the incumbent carrier. For example, if a customer today has eight voice lines, we must order from and provision through the incumbent carrier eight individual standard telephone lines. If the same customer were to buy our service which uses digital subscriber line technology, we would only order and provision one standard telephone line from the incumbent carrier. Also, we expect that future products and services designed to take advantage of the increased bandwidth provided by digital subscriber line technology will allow us to generate incremental revenue with attractive margins.

    CUSTOMER PREMISES EQUIPMENT

    We offer our customers equipment they need to run their internal phone systems, including data routers and wiring, telephone equipment and integrated access devices. We also sell and service standard key systems, private branch exchanges and voice-mail systems, and provide inside-wire services for commercial accounts, including wiring for data networking, in Kansas and Missouri. We are an authorized equipment distributor for Northern
Telecom, Inc., Toshiba America Information Systems, Inc., NEC America, Inc., Executone Information Systems, Inc. and Tadiran Electronic Industries, Inc.

SALES AND MARKETING

    SALES

    As of March 23, 2000, we had a direct sales force of 170 representatives operating from 23 offices throughout Missouri, Kansas and Texas. Of these representatives, 28 were primarily selling customer premises equipment and the remaining 142 were selling local, long-distance, data and Internet services. The sales representatives are supported by sales managers. Over the next 12 months, we plan to increase our sales staff in existing markets and open additional sales offices in Texas and Oklahoma and in Ameritech's and BellSouth's regions. We supplement our sales efforts through brand awareness efforts including local and regional advertising, public relations and local sponsorships.

    We seek to convert small to mid-sized business customers from the incumbent provider of telecommunications services in their market and to establish a solid, long-term relationship with them.

Our sales representatives meet with prospective customers to gain a thorough understanding of their business and telecommunications requirements. Sales representatives then suggest alternatives for operation enhancements and cost savings based on our service packages.

    We compensate our sales representatives with a competitive base salary, stock options and commissions based on sales results. We use a revenue-based commission structure that enables us to attract productive sales people experienced in disciplined, activity-based sales. This commission structure is based on incremental revenue and is not subject to a cap.

    We do not actively market to residential customers. Nonetheless, we have found that our sales and promotional efforts attract residential customers, many of whom are owners or employees of businesses using our telecommunication services. Residential customers call our customer service center to receive forms to apply for service. We do not pay sales commissions for residential sales.

    ADVERTISING AND PROMOTION

    We conduct extensive marketing campaigns in our local markets. We make use of advertising and public relations to attract small to mid-sized business customers and contrast our service attributes with Southwestern Bell's. Our marketing campaign includes billboard, radio and print advertising, as well as sponsorship of major local events, affiliations with local organizations and direct mailings focusing on public relations. We also believe that our willingness to serve residential customers--unlike many other competitive local exchange carriers--creates greater interest in our development among the news media and general public. In the past, our market launches have attracted extensive local media coverage.

    In keeping with our philosophy of being accessible to our customers, we establish local sales and customer service offices in most of the cities and towns that we serve. In many of these cities and towns, we are the only provider of local telephone service that maintains an office. Our offices are open to walk-in traffic and often are located in high-profile areas.

    Because we are able to deliver a comprehensive set of products to our target customers, we believe we have strong customer loyalty. Our customer churn rates have generally been less than 1.5% per month.

    PRICING

    We do not intend to position ourselves as the cheapest provider of services, especially long distance services. We target customers who value the convenience of our service offerings and personalized customer service. Customers who have the highest price sensitivity are likely to move frequently among providers, driving up churn rates. However, we do set our pricing so that our local business customers can generally save from 10% to 40% on the incumbent provider's rates. Internet, long distance and customer premises equipment are generally priced at rates competitive with that of other service providers.

OUR MARKETS

    The following chart sets forth the markets in which we provide service or expect to provide service by May 2000.

                                                                                          BIRCH LINES IN SERVICE
                                                                                            AS OF FEBRUARY 29,
MARKET                                     ESTIMATED POPULATION*   INITIAL SERVICE DATE            2000
------                                     ---------------------   --------------------   ----------------------
St. Joseph, Missouri.....................           97,111                March 1998               2,402
Topeka, Kansas...........................          164,932                  May 1998               9,720
Wichita, Kansas..........................          530,508                  May 1998               9,098
Kansas City, Missouri....................        1,709,273                  May 1998              25,176
St. Louis, Missouri......................        2,557,806                  May 1998              17,125
Beaumont, Texas..........................          374,991                  May 1999               3,824
Fort Worth, Texas........................        1,404,904                  May 1999               8,202
Longview/Marshall, Texas.................          208,250                  May 1999                 742
Tyler, Texas.............................          166,723                  May 1999               2,017
Waco, Texas..............................          202,983                  May 1999               3,565
Houston, Texas...........................        4,320,041                 June 1999               7,985
Austin, Texas............................        1,071,023                 July 1999               4,520
Corpus Christi, Texas....................          387,100                 July 1999               2,888
Lubbock, Texas...........................          230,672               August 1999               2,705
Dallas, Texas............................        3,278,109             February 2000               1,834
San Antonio, Texas.......................        1,511,386             February 2000                 341
Amarillo, Texas..........................          208,165                March 2000                 125
Midland/Odessa, Texas....................          243,389                April 2000                 258
Wichita Falls, Texas.....................          137,103                April 2000                  19
Abilene, Texas...........................          121,456                  May 2000                  54
El Paso, Texas...........................          701,576                  May 2000                  31

Other....................................              N/A                       N/A              32,374

------------------------

* Population data derived from the United States Bureau of the Census, State and Metropolitan Areas datebook 1997 to 1998.

BACK OFFICE SYSTEMS

    Back office systems refer to the hardware and software systems that support the primary functions of our operations, including:

    - order entry and provisioning;

    - billing;

    - data center;

    - trouble management; and

    - sales support.

    Our goal is to have a back office that allows us to convert our customers' service from their current local providers to our networks easily and quickly. Over time, we strive to have "flow through" provisioning capabilities, allowing services to be implemented through a single systems interface that updates all ordering, inventory, billing and monitoring systems.

    We have implemented the primary elements of our back office, including order entry, provisioning, billing and network management. We believe we have selected the best application for each function. The following table describes our key back office systems that provide crucial operational functionality, their purpose and timeline for implementation.

       SYSTEM                          PURPOSE                     IN-SERVICE DATE
---------------------  ----------------------------------------  --------------------
Southwestern Bell      electronic direct ordering                Q1 1998
  Verigate             and provisioning for
                       local telephone service

Saville CBP(TM)        billing                                   Q1 1999

MetaSolv TBS(TM)       order management                          Q2 1999
                       inventory
                       provisioning
                       trouble management
                       customer service

Harris HNM(TM)         network management                        Q4 1998

DSET(TM)               electronic bonding gateway to incumbent   Q2 2000 (est.)
                       telephone company

HNC ATACS(TM)          fraud management                          Q2 2000 (est.)

TBD                    enhanced call record mediation            Q3 2000 (est.)

TBD                    application integration middleware        Q4 2000 (est.)

TBD                    customer care                             Q4 2000 (est.)
                       sales force automation

    ORDER ENTRY AND PROVISIONING

    Order entry involves the initial loading of customer data into our information systems. Currently, our sales executives take orders and our customer care and provisioning representatives load the initial customer information into our Saville billing system and our MetaSolv provisioning system. We intend to increase the efficiency and data accuracy of these provisioning activities by implementing a sales force automation system to be combined with Saville CBP and MetaSolv TBS through application integration middleware. This system will facilitate entry of sales orders from the sales offices and transmit relevant account and order information to Saville CBP and MetaSolv TBS. Implementing this system will eliminate several manual steps in the provisioning process.

    We use the MetaSolv TBS-TM- system to manage and track the timely completion of each step in the provisioning process. When MetaSolv is coupled with capabilities of the DSET electronic bonding system, we believe we will be able to submit orders to external business partners, including Southwestern Bell, electronically, thereby minimizing implementation time, coordination complexities and installation costs. Currently, we provision orders electronically through Southwestern Bell's electronic provisioning system, or Verigate.

    In addition to the cost benefits associated with the electronic installation of access lines and inventory management system, the MetaSolv system improves our internal processes in various other ways, including:

    - directing electronic customer orders to the appropriate employee, prompting them to complete required provisioning tasks, including network component assignments and management of outside vendor activities; and

    - tracking order progress and alerting operations personnel of steps required to fulfill orders within standard work intervals.

    The MetaSolv TBS system enables a customer care coordinator to keep an installation on schedule and notify the customer of any potential delays. Once an order has been completed, we update our billing system to initiate billing of installed services.

    BILLING

    The Saville billing system provides our customers with a consolidated invoice for all of our services. Customer calls generate billing records that are transmitted from the call records to the Saville billing system. These records are then processed by the billing software, which calculates usage costs, integrates fixed monthly charges, calculates taxation and provides the data necessary to create a simple customer invoice. We provide invoice information to a third party printer, which prepares and distributes bills to our customers. Our customers pay us directly.

    This Saville system allows us to add advanced features such as special discounts based on call volume, or number of services used, complex local taxation and discrete billing options by type of service ordered. We believe these features are exceptionally important given our sophisticated client base.

    TROUBLE MANAGEMENT

    We use MetaSolv TBS-TM-, a customer care and trouble management system, to provide high quality customer service. Our trouble management system is integrated into the operational support system. It enables our customer care personnel to track customer problems proactively, assign repair work to the appropriate technical teams and provide employees and management access to comprehensive reports on the status of service activity.

    NETWORK MANAGEMENT

    We use the Harris Network Management system to continuously monitor and operate our switch networks. The information provided by the Harris system allows our network operations staff to quickly repair problems in the networks, thereby eliminating or minimizing impacts to our customers.

    SOUTHWESTERN BELL VERIGATE

    Verigate is the Southwestern Bell end-user interface system that allows our customer service, trouble management and service provisioning representatives to access the Southwestern Bell operating systems. Verigate allows us to send local service requests to receive order commitments back from, reserve new telephone numbers with, view an order's status at, and test or report customer problems to Southwestern Bell.

    DATA CENTER

    During the second quarter 2000, we plan to occupy an 8,000 square foot data center in Kansas City, Missouri. We believe this center has sufficient space to support significant increases in our access lines, customers and employees.

NETWORK FACILITIES

    LEASED FACILITIES

    During 1999, we began to lease substantially all of the network elements from Southwestern Bell and combine these elements into integrated Birch-branded voice services without deploying a switch. By using UNE-P, we are able to offer our services to a broader geographical area than we can by using our own switches. Many of our competitors are limited to serving customers that are located near their facilities. UNE-P allows us to serve many customers in disparate geographic areas.

    Where we have installed switches, we lease transmission facilities from Southwestern Bell to connect our switches to our collocated equipment in Southwestern Bell's central offices and to unbundled loops. Given the current capacity of existing local networks, we do not anticipate having to build local transmission facilities in the future. Similarly, we believe that the capacity of existing long-distance networks renders direct ownership of long distance transmission facilities unnecessary.

    Leasing, rather than building, facilities supports our strategy of rapid local market development because our sales activity is not constrained by network expenditures. Moreover, by leasing transmission facilities, we can offer our services throughout a metropolitan area and we are not constrained by the limited number of locations in which we could build transmission facilities.

    OWNED FACILITIES

    We deploy data transmission packet switches in most of our markets. We use these packet switches to transmit data over our leased transmission lines and plan to use these packet switches to transmit our long distance voice traffic once our conversion plan is implemented.

    We currently operate local/long distance circuit switches in Kansas City and St. Louis, Missouri and Wichita, Kansas. We do not intend to deploy more circuit switches because we believe voice-capable packet switches will be more economical to operate in the future. Additionally, we collocate our electronic equipment at Southwestern Bell's central offices to support future digital subscriber line services and existing circuit switches. Collocation allows us to connect to transmission lines we lease from Southwestern Bell.

    At the customer's premises, we connect unbundled loops directly to customer-owned equipment. We may also deploy electronic equipment (intelligent channel banks or access servers) that concentrate data and voice traffic. This enables us to obtain higher capacity from the transmission line of the incumbent local exchange carrier.

OPERATIONS

    EMPORIA AND KANSAS CITY SERVICE CENTERS

    Our service centers in Emporia, Kansas and Kansas City, Missouri are critical to our ability to offer excellent service and to support growth. These service centers process orders, interface with Southwestern Bell's operational support systems and provide customer service, trouble resolution, billing and collection services for our customers. These service centers provide rapid, human assistance rather than the automated, cumbersome customer interface currently used by many telecommunications providers.

    FIELD TECHNICAL OPERATIONS

    Our field technicians service our facilities and customer-owned facilities. These technicians install, repair and maintain digital switches, transmission equipment, private branch exchanges, key systems, data equipment and inside wiring, including wiring for data networking. We believe field technicians are often the most respected source of telecommunications advice for small and mid-sized business customers. We believe that having a skilled, in-demand group of technicians supports our customer base, provides expertise for data deployment and strengthens customer loyalty.

COMPETITION

    The telecommunications industry is highly competitive. We believe we compete principally on the basis of customer service, accurate billing, variety of services and, to a lesser extent, pricing levels and less complex pricing structures. Our ability to compete effectively depends upon our continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain our competitive posture, we believe that we must be able to provide high quality integrated communications services and be positioned to reduce our prices in response to potential competition. Any of these reductions could adversely affect us. Many of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us.

    INCUMBENT TELEPHONE COMPANIES

    In our existing markets, we compete principally with Southwestern Bell. As a recent entrant in the telecommunications services industry, we may not achieve a significant market share for any of our services in our markets. In particular, Southwestern Bell and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenue from a variety of businesses and currently benefit from existing regulations that favor these incumbent local exchange carriers over us in some respects. While recent regulatory initiatives, which allow competitive local exchange carriers such as us to interconnect with incumbent local exchange carrier facilities, provide increased business opportunities for us, these interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the incumbent local exchange carriers. Future regulatory decisions could grant incumbent local exchange carriers increased pricing flexibility or other regulatory relief. These initiatives could also have a material adverse effect on us.

    COMPETITIVE LOCAL EXCHANGE CARRIERS/INTEREXCHANGE CARRIERS/OTHER MARKET
     ENTRANTS

    We also face competition from other current and potential market entrants. These market entrants include long distance carriers that compete with our long distance services and seek to enter, reenter or expand into the local exchange market. AT&T, GTE, MCI WorldCom and Sprint are among these carriers. Competitive local exchange carriers, resellers of local exchange services, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users also compete with us. In addition, consolidation and strategic alliances within the telecommunications industry, or the development of new technologies could put us at a competitive disadvantage. Not only does the Telecommunications Act impose regulatory requirements on all local telecomunications service providers, but it also grants the FCC expanded authority to reduce the level of regulation applicable to any telecommunications service provider, including any incumbent telecommunications service providers. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on our ability to compete successfully against incumbent local exchange carriers and other telecommunications service providers.

    The changes in the Telecommunications Act radically altered the market opportunity for new telecommunications service providers. Because the Telecommunications Act requires local exchange carriers to unbundle their networks, new telecommunications service providers are able to rapidly enter the market by installing switches and leasing trunk and loop capacity. Newer providers, like us and some competitors that we may encounter in some of our markets, will not have to replicate existing facilities until traffic volume justifies building them, and can be more opportunistic in designing and implementing networks.

    In addition to the new telecommunications service providers, interexchange carriers and other competitors listed above, we may face competition from other market entrants such as electric utilities, cable television companies and wireless companies. Electric utilities have existing assets and low cost access to capital which could allow them to enter a market rapidly and accelerate network development. Cable television companies are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Finally, wireless companies intend to develop wireless technology for deployment in the United States as a broadband substitute for traditional wireline local telephones. Some Internet companies are also developing applications to deliver switched voice communications over the Internet.

    LONG DISTANCE SERVICES

    The long distance telecommunications industry has numerous entities competing for the same customers and a high churn rate, as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Our primary competitors are the major interexchange carriers and resellers of long distance services. We believe that pricing levels are a principal competitive factor in providing long distance service; however, we seek to avoid direct price competition by packaging long distance service, local service, customer premises equipment and Internet access service together with a simple pricing plan.

    CUSTOMER PREMISES EQUIPMENT

    We compete with numerous equipment vendors and installers and telecommunications management companies for the sale of customer premises equipment and related services. We generally offer our products at prices consistent with other providers and differentiate our service through our product packages.

    DATA/INTERNET SERVICES

    The Internet services market is highly competitive, and we expect that competition will continue to intensify. Internet service, meaning both Internet access and on-line content services, is provided by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as America Online, Inc., MSN, Prodigy Services Company and WebTV Networks, offer on-line content services consisting of access to closed, proprietary information networks. Long distance companies, among others, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs. Cable companies are starting to provide Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater financial, technological, marketing, personnel, name-brand recognition and other resources than those available to us.

EMPLOYEES

    At December 31, 1999, we employed 935 persons. Additionally, we occasionally hire temporary employees. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

REGULATION

REGULATORY OVERVIEW

    We are subject to regulation by federal, state and local government agencies. Historically, the FCC had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services.

    In 1996, Congress passed the Telecommunications Act of 1996, opening the local market to competition and allowing the Bell operating companies to compete for the first time in the long distance market within their local service regions once specified conditions were met. The Telecommunications Act fundamentally changed the way telecommunications is regulated in this country. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing local exchange service.

    With a few limited exceptions, the FCC continues to retain exclusive jurisdiction over our provision of interstate and international long distance service, and the state regulatory commissions regulate our provision of intrastate local and long distance service. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

    In the aftermath of the Telecommunications Act, the regulation of the telecommunications industry has been in a state of flux. The FCC and state regulatory commissions have adopted many new rules to implement this legislation and encourage competition, but that implementation is ongoing. The following summary of regulatory developments does not purport to describe all current and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Many of these are currently the subject of judicial proceedings, legislative hearings and administrative proposals, any of which could change, in varying degrees, the manner in which this industry operates. We cannot predict at this time the outcome of these proceedings or their impact upon the telecommunications industry or on us.

THE TELECOMMUNICATIONS ACT

THE TELECOMMUNICATIONS ACT'S LOCAL COMPETITION FRAMEWORK

    One of the key goals of the Telecommunications Act is to encourage competition in local telephone service. To do this, the Telecommunications Act provides three means by which telecommunications service providers can enter the local phone service marketplace. The three modes of entry are as follows:

    - RESALE. Incumbent telephone companies are required to permit new telecommunications service providers to purchase their services for resale to the public at a wholesale rate that is less than the rate charged by the incumbent telephone companies to their retail customers.

    - ACCESS TO NETWORK ELEMENTS. Incumbent telephone companies are required to lease to new telecommunications service providers the various elements in their network that are used to provide local telephone service. The leased parts of the incumbent telephone companies' networks are known as unbundled network elements. The incumbent telephone companies must make unbundled network elements available at rates that are based on their forward-looking economic costs.

    - CONSTRUCTION OF NEW FACILITIES. New telecommunications service providers may also enter the local phone service market by building entirely new facilities. The incumbent telephone companies are required to allow new telecommunications service providers to interconnect their facilities with the incumbent telephone company's, so each carrier's customers can reach the other's.

    To facilitate new telecommunications service providers' entry into local telephone markets using one or more or some combination of these three methods, the Telecommunications Act imposes on incumbent telephone companies the obligation to open their networks and markets to competition. When requested by competitors, incumbent telephone companies are required to negotiate, in good faith, agreements that lay out terms governing the interconnection of their network, access to unbundled network elements and resale. Incumbent telephone companies must also allow competing carriers to "collocate," or place their own equipment in incumbents' central offices.

    In addition, all local exchange carriers, including both incumbent and new telecommunications service providers, are subject to the following requirements:

    - INTERCONNECTION. All local telecommunications service providers must permit their competitors to interconnect with their facilities either directly or indirectly. Incumbent telephone companies are additionally obligated to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit);

    - NUMBER PORTABILITY. All local telecommunications service providers must implement number portability technology that allows a customer to retain its existing phone number if it switches from one local exchange carrier to a competitor. This technology primarily benefits new telecommunications service providers, which can gather market share more easily if customers can switch to these carriers without changing telephone numbers;

    - RECIPROCAL COMPENSATION. All local telecommunications service providers must complete local calls originated by other telecommunications service providers under reciprocal compensation arrangements. That is, the local provider terminating a local call is entitled to payment from the local provider originating a call. Charges assessed by the incumbent telephone company for terminating calls originated on a new telecommunications service provider's network must be based on a reasonable approximation of additional cost. The FCC recently determined that Internet service provider-bound traffic is interstate in nature, not local, and is therefore outside the scope of the Telecommunications Act's reciprocal compensation provisions. The FCC has initiated a proceeding to determine appropriate carrier-to-carrier compensation for Internet service provider-bound traffic. At the same time, the FCC has declined to overturn a multitude of state decisions requiring incumbent telephone companies to pay new telecommunications service providers compensation for delivering Internet traffic to Internet service providers that had selected a new telecommunications service provider as their local service provider. The FCC's decision is on appeal, and incumbent telephone companies are also expected to ask states or federal courts to reverse the existing state determinations;

    - DIALING PARITY. Requires all local telecommunications service providers to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing with no unreasonable dialing delays. Local dialing parity ensures that customers on one local exchange carrier do not have to dial extra digits to reach customers on a different local or toll carrier's network; and

    - ACCESS TO RIGHTS-OF-WAY. Requires all local telecommunications service providers to permit competing providers access to poles, ducts, conduits and rights-of-way at reasonable and nondiscriminatory rates, terms and conditions. The FCC has opened a proceeding seeking to define in greater detail the scope of the incumbent telephone company's obligation to provide access to rights-of-way that it owns or controls, including those within its own central offices and other buildings, and buildings owned by private third parties.

    Executing an interconnection agreement does not guarantee a new telecommunications service provider unfettered access to the incumbent telephone company's market. Interconnection agreements between incumbent telephone companies and new telecommunications service providers may have short terms, requiring the new telecommunications service provider to renegotiate the agreements on a regular basis. Incumbent telephone companies may not provide timely provisioning or adequate service quality, thereby impairing a new telecommunications service provider's reputation with customers who can easily switch back to the incumbent telephone company. In addition, the prices set in the agreements or through state regulatory commission arbitration proceedings may be subject to changes mandated by state regulatory commissions as they develop permanent rules governing interconnection and may not in all instances be set at levels that allow new telecommunications service providers to compete effectively.

THE FCC'S RULES IMPLEMENTING THE TELECOMMUNICATIONS ACT'S LOCAL COMPETITION
  PROVISIONS

    In August 1996, the FCC issued an order implementing the local competition provisions of the Telecommunications Act. The FCC established rules about how interconnection and collocation were to be provided, put forth a method that state commissions should use to establish prices for interconnection and unbundled network elements, and specified which parts of an incumbent's network must be made available as unbundled network elements to competing carriers. The FCC also held that incumbent telephone companies must provide new telecommunications service providers with "combinations" of unbundled network elements, making it possible for new telecommunications service providers, in many instances, to provide service to customers by leasing all of the component unbundled network elements from the incumbent telephone company. This method of providing service is known as the unbundled network element platform, or UNE-P. Specifically, among other rules, the FCC established a list of seven network elements, comprising most of the significant facilities, features, functionalities or capabilities of the network, that the incumbent telephone companies must unbundle. In addition, the FCC mandated a particular forward-looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

    After the FCC released its rules, numerous parties challenged the rules before the United States Court of Appeals for the Eighth Circuit. The Eighth Circuit overturned many of the FCC's rules on the grounds that the agency had exceeded its authority and misinterpreted the law.

    On January 25, 1999, the United States Supreme Court largely reversed the Eighth Circuit's decision, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act and reestablishing the validity of many of the FCC's interconnection rules. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent telephone companies from separating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent and various new telecommunications service providers.

    Although it upheld the FCC's jurisdiction to establish unbundled network element pricing guidelines, the Supreme Court did not evaluate the specific "forward-looking" pricing methodology adopted by the FCC, and the case has been remanded to the Eighth Circuit for further consideration of that specific pricing methodology. Some incumbent telephone companies have argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit heard oral arguments on this pricing issue on September 16, 1999, but has not yet issued a ruling. We cannot predict the outcome of this proceeding. If the Eighth Circuit fails to uphold the FCC's forward-looking pricing methodology, it may materially adversely affect our business.

    Additionally, the Supreme Court vacated the FCC rules defining what network elements must be unbundled and made available to the new telecommunications service providers by the incumbents. The Supreme Court held that the FCC must provide a stronger rationale to support the degree of unbundling ordered.

    On November 5, 1999, in response to the Supreme Court's ruling, the FCC released new rules specifying which portions of the incumbent telephone companies' networks must be made available as unbundled network elements. The FCC reaffirmed that incumbent telephone companies must provide unbundled access to the following six network elements:

    - loops, including loops used to provide high-capacity and advanced telecommunications services such as digital subscriber lines;

    - network interface devices;

    - local circuit switching;

    - dedicated and shared transport;

    - signaling and call-related databases; and

    - operations support systems.

    The FCC removed from the list of unbundled network elements operator service and directory assistance. The FCC concluded that the market has developed sufficiently that new telecommunications service providers can and do self-provide these services, or acquire them from alternative sources. The FCC also noted that incumbent telephone companies remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a new telecommunications service provider that purchases these services from the incumbent telephone companies to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. In addition, the competitive checklist contained in section 271 of the Communications Act of 1934 requires Bell operating companies to provide nondiscriminatory access to these services.

    The FCC also modified the local switching unbundled network element, concluding that incumbents need not provide access to unbundled local circuit switching for customers with four or more lines that are located in the densest parts of the top 50 metropolitan statistical areas so long as the incumbent makes available an alternative arrangement for reaching customers, known as the enhanced extended link. The enhanced extended link allows new telecommunications service providers to gain access to customers without collocating in every central office, because it combines the local loop with a multiplexer and transport to the new telecommunications service provider's local existing collocated facilities or switch. Notwithstanding the FCC's ruling, unrestricted access to unbundled switching is available in Texas, where state rulings require incumbent telephone companies to make switching available as an unbundled network element.

    In addition to these changes, the FCC also:

    - Limited the scope of the shared transport unbundled network element, holding that the incumbent must only offer shared transport as a unbundled network element where unbundled local circuit switching is provided.

    - Held that incumbents are not required to offer packet switching as a unbundled network element in most cases.

    - Held that both the loop and transport unbundled network elements include access to "dark fiber." Dark fiber is distinguished from "lit fiber" transmission capacity in that dark fiber is sold independently from the electronics necessary to "light" the fiber and transmit information. The availability of dark fiber from incumbents as a unbundled network element could create an additional source of dark fiber in the market.

    - Ordered "sub-loop unbundling," which will allow new telecommunications service providers to connect at any feasible point along the local loop, and not just at the central office. In some incumbent networks, subloop unbundling will make it easier for new telecommunications service providers to use portions of the unbundled network element loop to offer advanced services, such as digital subscriber lines. In a separate order, the FCC also ordered the unbundling of the "high-frequency" portion of the loop, which also makes it easier and less expensive for new telecommunications service providers to use unbundled network elements to offer advanced services, such as digital subscriber lines.

    The FCC's decision regarding unbundled network elements is currently the subject of petitions for reconsideration filed at the FCC by various parties, including us. Some incumbent telephone companies have asked the FCC to expand the limitation on switching by, among other things, extending its geographic scope. We and other new telecommunications service providers have asked the FCC to either do away with the limitation or make it applicable to only larger customers. We cannot predict the outcome of this proceeding. If the FCC further restricts the availability of unbundled switching, it could adversely affect our ability to serve customers efficiently.

    Another open question is whether incumbent telephone companies are required to combine network elements not currently combined in their networks for requesting new telecommunications service providers. The FCC's rules requiring the incumbent telephone companies to do so were vacated by the Eighth Circuit, but the FCC and the new telecommunications service provider industry have asked that court to reinstate the rules in the wake of the Supreme Court's decision. If the rules are reinstated, it will significantly expand the ability of new telecommunications service providers to provide service to customers using network elements purchased from the incumbent telephone companies. Also unsettled is the scope of the FCC's rule requiring incumbent telephone companies to provide requesting new telecommunications service providers with combinations of network elements that are "currently combined" in the incumbent telephone company's network. The new telecommunications service provider industry has taken a broad view of this requirement, interpreting it to mean that new telecommunications service providers are entitled to purchase network element combinations so long as they are combined anywhere in the incumbent telephone company's network. The incumbent telephone companies, by contrast, have taken a much narrower view, arguing that the rule requires the incumbent telephone companies only to provide combinations of network elements that are currently in service to a particular customer. The ultimate resolution of this question could expand or restrict our ability to provide service to our customers using network elements purchased from the incumbent telephone company.

    The Eighth Circuit is expected to rule on the pricing issue in the next several months and may also rule on the incumbent telephone companies' obligation to provide new network element combinations in the same decision. It is not clear when the FCC or the courts will act to define the scope of "currently combined." The possible impact of the resolution of these open issues on existing interconnection agreements between incumbent telephone companies and new telecommunications service providers or on agreements that may be negotiated in the future cannot be determined at this time.

    In addition to its rulings regarding interconnection and unbundled network elements, the FCC has issued a series of orders on the ability of new telecommunications service providers to provide digital subscriber lines and other high-bandwidth services to their customers for, among other things, Internet access. Those orders have made clear that new telecommunications service providers are entitled to collocate the equipment necessary to provide those services in incumbent telephone companies' central offices; that incumbent telephone companies must, where technically feasible, provide new telecommunications service providers with high-quality loops capable of supporting digital subscriber lines and that the incumbent telephone companies must provide new telecommunications service providers with information concerning the make-up of their networks to allow the new telecommunications service provider to determine if a particular customer can be served with digital subscriber line service. However, many of the details of the orders' implementation are unsettled and we cannot assure you that the rules are sufficient to ensure that the incumbent telephone companies meet their obligations.

THE STATES' ROLE IN IMPLEMENTING THE LOCAL COMPETITION PROVISIONS

    Although the FCC establishes nationwide guidelines governing entry by new telecommunications service providers under the Telecommunications Act, state regulatory commissions also have major roles in implementing the local competition provisions of the act. Among other things, state regulatory commissions must approve or reject interconnection agreements, and they have chief responsibility for arbitrating and mediating these agreements if the negotiating carriers cannot reach an understanding on the agreement's terms. State regulatory commissions are also charged with developing and implementing cost-based prices for interconnection and unbundled network elements, in accordance with the Telecommunications Act and the forward-looking pricing guidelines set by the FCC. State regulatory commissions are also permitted to establish additional unbundled network elements consistent with federal law and policy.

BELL OPERATING COMPANIES ENTRY INTO LONG DISTANCE

    The Telecommunications Act also seeks to encourage local competition by requiring the regional Bell operating companies to demonstrate on a state-by-state basis that they have adequately opened their network and market to competitors before they can provide long distance service to end users in their own local service areas. Specifically, the Telecommunications Act lays out a 14-point checklist which generally requires a regional Bell operating company to prove to the FCC that it has complied with the interconnection and network access obligations discussed above and that it faces effective competition in the state where it seeks to provide long distance service. While the FCC has ultimate responsibility for deciding whether the checklist conditions have been met, the FCC is required to first consult with the appropriate state regulatory commission.

    Southwestern Bell is in the process of applying for authority to provide long distance service in Texas. The FCC is expected to rule on Southwestern Bell's application in April 2000. Southwestern Bell has also begun the process of applying for long distance authority in Kansas by making a preliminary filing with the Kansas state regulatory commission. If Southwestern Bell receives approval from the FCC as described above, Southwestern Bell will be able to provide in-region long distance services, which will enable it to provide customers with a full range of local and long distance telecommunications services. The ability of Southwestern Bell to provide long distance services is expected to be an additional source of competition for us.

OTHER FEDERAL REGULATION

    The FCC regulates our interstate and international service offerings. Those services include our provision of interstate and international long distance service and our provision of interstate access service. The FCC has established different levels of regulation for dominant carriers and non-dominant carriers. Incumbent telephone companies, such as the Bell operating companies and GTE, are currently considered dominant carriers, and are subject to extensive rate and operational regulation, while new telecommunications service providers such as we are considered non-dominant carriers, and are subject to substantially less regulation.

INTERSTATE AND INTERNATIONAL LONG DISTANCE SERVICES

    Interstate and international long distance services of non-dominant carriers are subject to relatively little regulation by the FCC. Our provision of international long distance services requires prior authorization by the FCC under Section 214 of the Telecommunications Act, which we have obtained. We are also required to file tariffs with the FCC for international long distance service on an ongoing basis.

    Under the FCC's streamlined regulation of non-dominant carriers, we may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization.

    In addition, in October 1996, the FCC adopted an order in which it eliminated the requirements that non-dominant interstate interexchange carriers maintain tariffs on file with the FCC for domestic interstate services. The order does not apply to the switched and special access services of the Bell operating companies or other local exchange carriers. The FCC order was issued under authority granted to the FCC in the 1996 Act to "forbear" from regulating any telecommunications services provider under some circumstances. After a nine-month transition period, relationships between interstate carriers and their customers would be set by contract. At that point, long distance companies would be prohibited from filing tariffs with the FCC for interstate, domestic, interexchange services. Several parties filed notices for reconsideration of the FCC order and other parties appealed the decision. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order pending its review of the order on its merits. Currently, that stay remains in effect and interstate long distance telephone companies are therefore still required to file tariffs.

    The D.C. Circuit heard oral argument on the merits of the FCC's detariffing order on March 14, 2000, but has not yet issued an order. If the stay is lifted and the FCC order becomes effective, telecommunications carriers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The FCC has required that non-dominant interexchange carriers post their rates, terms and conditions for all their interstate, domestic services on their Internet web sites if they have one; this rule is effective once the FCC's mandatory detariffing order takes effect. This may result in significant administrative expenses for us. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934. Tariffs also allow a carrier to limit its liability to its customers, including in connection with service interruptions. If tariffs are eliminated, we may become liable for costs that we would have been able to limit through tariff filings, and we cannot assure you that the potential liabilities will not have a material adverse effect on our results of operations and financial condition.

ACCESS SERVICES

    Unlike dominant carriers, which are subject to extensive rate regulation, we and other non-dominant carriers are subject to relatively little regulation of our interstate access services. The FCC has eliminated the requirement that non-dominant carriers must file tariffs for their access services. While no longer mandatory, carriers may continue to file access tariffs. We have chosen to continue to do so.

    In August 1999, the FCC granted incumbent telephone companies subject to price cap rate regulation, including the regional Bell operating companies, substantial pricing flexibility with regard to some interstate access services. Among other things, the FCC's new rules permit incumbent telephone companies, upon a showing that the services in question are subject to sufficient levels of competition, to offer volume and term discounts and contract tariffs for particular access services. The new rules also allow incumbent telephone companies, upon meeting a higher competitive standard, to file tariffs for their access services free from many rate structure requirements. To the extent these regulatory initiatives enable or require incumbent telephone companies to offer selectively reduced rates for some access services, the rates we may charge for these access services will likely be constrained. In addition, the FCC has recently initiated a proceeding to examine whether to regulate the rates that new telecommunications service providers charge for their access services. While the FCC has received considerable opposition from the new telecommunications service provider industry and others to doing so, we cannot assure you that the FCC will not adopt some form of regulation for new telecommunications service provider access charges. The timing of the FCC's decision is uncertain.

    In addition to the pricing flexibility described above, the FCC is currently considering a joint proposal from AT&T, Bell Atlantic, BellSouth, GTE, SBC Communications and Sprint to lower significantly and deleverage interstate access charges for participating price cap local exchange carriers. The FCC could issue an order on this proposal in the first half of 2000. If adopted, these pricing reforms could increase competition among carriers offering local exchange and exchange access service in our operating area.

ADDITIONAL FEDERAL ISSUES

    ACCESS TO POLES, DUCTS, CONDUITS AND RIGHTS-OF-WAY. An area of the law that remains in flux concerns the extent of a carrier's obligations to provide access to poles, ducts, conduits and rights-of-way. We are obligated under Section 224 of the Communications Act to permit other carriers reasonable access to our poles, ducts, conduits and rights-of-way and the FCC has adopted comprehensive rules governing how access is to be provided. The FCC is also currently considering additional rules, including whether access to rooftops and space inside buildings, including buildings owned by utilities, should be mandated under the Telecommunications Act.

    EEO REPORT. The FCC requires us to file an annual employment report to comply with the FCC's equal employment opportunity policies.

    TRUTH IN BILLING. The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules establish requirements regarding the formatting of bills and the information that must be included on bills. These rules have been appealed in federal court.

    ANTI-SLAMMING RULES. The FCC implemented the so-called "anti-slamming" rules, which protect consumers whose pre-subscribed carriers have been switched without their consent. Under the rules, a carrier found to have slammed a customer is subject to substantial fines and must remove from the consumer's bill all charges incurred within 30 days of the slamming. While we do not engage in these practices, a slamming fine, if levied, could have a material impact on our business in the future.

    CUSTOMER PROPRIETARY NETWORK INFORMATION. In February 1998, the FCC adopted rules implementing Section 222 of the Communications Act of 1934, which governs the use of customer proprietary network information by telecommunications carriers. Customer proprietary network information generally includes any information regarding a subscriber's use of a telecommunications service, where it is obtained by a carrier solely by virtue of the carrier-customer relationship. The FCC has clarified that customer proprietary network information does not include a subscriber's name, telephone number, and address, as this information is generally not derived from the carrier's provision of a telecommunications service to a customer. Under the FCC's rules, a carrier may only use a customer's proprietary network information to market services that are "necessary to, or used in," the provision of a service that the carrier already provides to the customer, unless it receives the customer's prior oral or written consent to use that information to market other services. In
December 1999, the United States Court of Appeals for the Tenth Circuit vacated the FCC's original and modified customer proprietary network information rules on the grounds that they violate the First Amendment. However, Section 222 of the Communications Act remains the law and that section, in addition to the FCC's now-vacated rules, provides some guidance on the use of customer proprietary network information rules. Uncertainty regarding restrictions on the use of customer proprietary network information rules may impede our ability to market integrated packages of services effectively and to expand existing customers' use of our services.

    UNIVERSAL SERVICE. On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime under the Telecommunications Act. The universal service program provides support to carriers serving low-income customers and customers who live in areas where the cost of providing telecommunications services is high. In addition, the FCC established new subsidies for telecommunications and some information services provided to qualifying schools and libraries and for services provided to rural health care providers. Providers of interstate telecommunications services, as well as other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our contribution to the federal support funds would be calculated based on a percentage of our gross end-user interstate and international telecommunications revenues. The assessment rate for the second quarter of 2000 is 5.7101% of interstate and international end-user telecommunications revenues. The contribution factor issued by the FCC varies quarterly. The amounts contributed may be billed to customers. Currently, the FCC is calculating assessments based on the prior year's revenues. Assuming that the FCC continues to calculate contributions based on the prior year's revenues, we believe that we will not be liable to contribute any material amount to these programs during 2000 because we had limited interstate and international end user revenues in 1999. The threshold before we are required to contribute is a $10,000 contribution, which translates into roughly $175,000 in interstate end user telecommunications revenues. With respect to subsequent years, however, we are currently unable to quantify the amount of any contributions that we will be required to make or the effect that these required contributions will have on our financial condition.

    The FCC has recently adopted the cost model which it will use to determine the support needed in high-cost areas and the inputs for the model. The new high-cost support mechanism, which went into effect on January 1, 2000 for non-rural carriers, substantially increases the amount of high-cost support provided to non-rural carriers. The United States Court of Appeals for the Fifth Circuit recently issued an order upholding in part, and reversing in part, the May 8th FCC order implementing these funds. Numerous FCC orders revising these funds are subject to petitions for reconsideration and further petitions for appeal. The outcome of these proceedings or their effect cannot be predicted.

    In addition to the universal service mechanisms described above, the FCC is currently considering a joint proposal from Bell Atlantic, BellSouth, GTE, SBC Communications, AT&T, and Sprint to create a $650 million fund to provide universal service support for interstate access charges. If adopted, this proposal could significantly increase the contribution obligations of other telecommunications carriers.

    COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT. Under this act, telecommunications carriers are required to: (1) provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, and (2) reserve a sufficient number of circuits for use by law enforcement officials in executing court authorized electronic surveillance. If we provide facilities-based services, we may incur costs in meeting both of these requirements. In particular, regarding the requirements related to call content and identification, except in very limited circumstances the government is required to compensate carriers only for the costs of making equipment installed or deployed before January 1, 1995 compliant with this act. While the telecommunications industry is attempting to negotiate legislative and administrative changes to this reimbursement cut-off date, as it stands today, we will be financially responsible for ensuring that our post-1995 equipment is in compliance. Regarding the circuit capacity requirements, the government will finance any necessary increases in capacity for equipment that we have specifically identified as installed or deployed prior to September 8, 1998, and we are responsible for paying only for any necessary increases in capacity for equipment installed or deployed after that date.

STATE AND LOCAL REGULATION

    In general, state regulatory commissions have regulatory jurisdiction over us when our facilities and services are used to provide local and other intrastate services. Under the Telecommunications Act, state commissions continue to set the requirements for providers of local and intrastate services, including quality of services criteria. State regulatory commissions also can regulate the rates charged by new telecommunications service providers for intrastate and local services and can set prices for interconnection by new telecommunications service providers with the incumbent telephone company networks, in accordance with guidelines set by the FCC. In addition, state regulatory commissions in many instances have authority under state law to adopt additional regulations governing local competition, so long as the state's actions are not inconsistent with federal law or regulation.

    Most state regulatory commissions require companies that wish to provide intrastate common carrier services to register or be certified to provide these services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend our tariffs as rates change or new products are added. We may also be subject to various reporting and record-keeping requirements.

    We are currently certified by the Missouri Public Service Commission, the Kansas Corporation Commission, the Texas Public Utilities Commission and the Oklahoma Corporation Commission to provide both local and intrastate long distance service in those states. We have tariffs on file in each of these states.

    If we choose to install our own transmission facilities, we may be required, in some cities, to obtain street opening and construction permits, permission to use rights-of-way, zoning variances and other approvals from municipal authorities. We also may be required to obtain a franchise to place facilities in public rights of way. In some areas, we may be required to pay license or franchise fees for these approvals. We cannot assure you that fees will remain at current levels, or that our competitors will face the same expenses, although the Telecommunications Act requires that any fees charged by municipalities be reasonable and non-discriminatory as among telecommunications carriers.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NOT BE PROFITABLE IN THE
FUTURE.

    We have incurred significant losses since we began operations as a competitive telecommunications provider and expect to continue to incur losses in the future as we build our network. For the year ended December 31, 1999, we had operating losses of $49.7 million and a net loss of $61.8 million. As of December 31, 1999, we had an accumulated deficit of $79.8 million. We expect to experience losses during our network and service deployment, which will continue for the foreseeable future. Prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy.

    If we cannot achieve profitability from operating activities, we may not be able to meet:

    - our capital expenditure requirements;

    - our debt service obligations; or

    - our working capital needs.

OUR HIGHLY LEVERAGED CAPITAL STRUCTURE LIMITS OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND COULD ADVERSELY AFFECT OUR BUSINESS IN SEVERAL OTHER WAYS.

    The level of our outstanding debt greatly exceeds the level of our revenue and stockholders' equity. As of December 31, 1999, we had $125.8 million of long-term indebtedness outstanding, including $10.0 million outstanding under our senior credit facility and $114.7 million of senior notes outstanding. This indebtedness represented 103.5% of our total capitalization at that date. We may, and are also permitted under the terms of our debt instruments to, incur substantial indebtedness in the future.

    Our large amount of indebtedness could significantly impact our business for the following reasons:

    - it limits our ability to obtain additional financing to complete our roll-out plan, to develop new services or to otherwise respond to unanticipated competitive pressures;

    - it means that we will need to dedicate a substantial portion of our operating cash flow to fund interest expense on our senior credit facility and our senior notes, thereby reducing funds available for working capital, capital expenditures or other purposes;

    - it makes us vulnerable to interest rate fluctuations because our senior credit facility loans bear interest at variable rates;

    - it limits our ability to compete with companies who are not as highly leveraged, especially those who may be able to price their service offerings at levels below those we can or are willing to match; and

    - it limits our ability to expand into new markets and to react to changing market conditions, changes in our industry and economic downturns.

OUR EXISTING DEBT INCLUDES RESTRICTIVE AND FINANCIAL COVENANTS THAT LIMIT OUR OPERATING FLEXIBILITY.

    Our senior credit facility and the indenture relating to our senior notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on our ability to:

    - incur additional debt;

    - pay dividends or distributions on, or redeem or repurchase, capital stock;

    - create liens or negative pledges with respect to our assets;

    - make investments, loans or advances;

    - issue, sell or allow distributions on capital stock of specified subsidiaries;

    - enter into sale and leaseback transactions;

    - prepay or defease specified indebtedness;

    - enter into transactions with affiliates;

    - enter into specified hedging arrangements;

    - merge, consolidate or sell our assets; or

    - engage in any business other than telecommunications.

    The senior notes also require us to offer to purchase these notes from the holders at 101% if we undergo a change of control. In addition, the senior credit facility imposes financial covenants that require us to comply with specified financial ratios and tests, including minimum revenues, minimum EBITDA/maximum EBITDA losses, minimum access lines, senior secured debt to total capitalization, maximum capital expenditures, maximum leverage ratios, minimum interest coverage ratios and pro forma debt service coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our debts could become immediately payable at a time when we are unable to pay them. This could adversely affect our ability to carry out our business plan and would have a negative effect on our financial condition.

WE EXPECT TO GROW AND CANNOT GUARANTEE THAT WE WILL BE ABLE TO EFFECTIVELY MANAGE OUR FUTURE GROWTH.

    If we successfully implement our business plan, our operations will expand rapidly, and we will be providing packaged telecommunications services on a widespread basis. This could place a significant strain on our management, operational, financial and other resources and increase demands on our systems and controls. Failure to manage our future growth effectively could adversely affect the expansion of our customer base and service offerings. We cannot assure you that we will successfully implement and maintain efficient operational and financial systems, procedures and controls or successfully obtain, integrate and manage the employees and management, operational, financial and other resources necessary to manage a developing and expanding business in our evolving, highly regulated and increasingly competitive industry.

TO EXPAND AND DEVELOP OUR BUSINESS WE WILL NEED A SIGNIFICANT AMOUNT OF CASH, WHICH WE MAY BE UNABLE TO OBTAIN.

    The expansion and development of our business and the deployment of our networks, services and systems will require significant capital expenditures, working capital and debt service and generate negative operating cash flows.

    The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. Our revenue and costs may also be dependent upon factors that are not within our control, including regulatory and legislative developments, the response of our competitors to their loss of customers to us and to changes in technology, the nature and penetration of services that we may offer and the number of subscribers and the services for which they subscribe. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect our future capital requirements.

    We also expect that we will require additional financing or may require financing sooner than anticipated to complete our roll-out plan or if our development plans change or prove to be inaccurate. We may also require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. If we decide to raise additional funds through the incurrence of debt, our interest obligations will increase, and we may become subject to additional or more restrictive financial covenants, which could impair our ability to develop our business. We cannot assure you that we will be successful in raising sufficient additional capital on favorable terms or at all. Failure to raise sufficient funds may require us to modify, delay or abandon some of our future expansion or expenditure plans.

RESISTANCE BY POTENTIAL CUSTOMERS TO ACCEPT US AS A NEW PROVIDER OF TELECOMMUNICATIONS SERVICES MAY REDUCE OUR ABILITY TO INCREASE OUR REVENUE.

    The success of our service offerings will depend upon, among other things, the willingness of additional customers to accept us as a new provider of integrated communications services. We cannot assure you that we will be successful in overcoming the resistance of potential customers to change their service provider, particularly those that purchase services from the traditional telephone companies, or that customers will buy our services. Any lack of customer acceptance would reduce our ability to increase our revenue.

IF WE ARE UNABLE TO DEVELOP OR INTEGRATE OUR SYSTEMS OR PROPERLY MAINTAIN AND UPGRADE THEM, WE MAY NOT BE ABLE TO BILL OUR CUSTOMERS EFFECTIVELY OR PROVIDE ADEQUATE CUSTOMER SERVICE.

    Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill customers, provision customer orders, achieve operating efficiencies and maintain our operating margins. Our plans for the development and implementation of these systems rely, for the most part, on choosing products and services offered by third party vendors and integrating these products and services in-house to produce efficient operational solutions. We cannot assure you that we will successfully implement these systems on a timely basis or that we will implement them at all. We also cannot assure you that, once implemented, these systems will perform as we expect. Risks to our business associated with our systems include:

    - failure by these vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

    - failure by us to identify all of our information and processing needs adequately;

    - failure of our related processing or information systems; or

    - failure by us to effectively integrate new products or services.

    Furthermore, as our suppliers revise and upgrade their hardware, software and equipment technology, we could encounter difficulties in integrating this new technology into our business or the new systems may not be appropriate for our business. In addition, our right to use these systems depends upon license agreements with third party vendors. Vendors may cancel or elect not to renew some of these agreements, which may adversely affect us.

WE MAY NEED TO RELY ON THE ESTABLISHED LOCAL TELEPHONE COMPANIES TO IMPLEMENT OUR SERVICES SUCCESSFULLY. THEIR FAILURE TO COOPERATE WITH US COULD ADVERSELY AFFECT THE SERVICES WE OFFER.

    We are a recent entrant into the local telecommunications services industry. The local exchange services market in most states was only recently opened to competition. There are numerous operating complexities associated with providing these services. We will be required to develop new products, services and systems and will need to develop new marketing initiatives to sell these services. We cannot assure you that we will be able to develop these products and services.

    We plan to deploy high capacity voice and data switches in most of the markets we serve. We initially intend to rely on the networks of established telephone companies or those of new market entrants for some aspects of transmission. Federal law requires most of the traditional local telephone companies to lease or "unbundle" elements of their networks and permit us to purchase the elements we need, thereby decreasing our operating expenses. We cannot assure you that this unbundling will continue to occur in a timely manner or that the prices for these elements will be favorable to us. Our current strategy depends in large part on our ability to provide service to our customers by leasing all of the network elements necessary to provide local telephone service from the incumbent telephone company rather than through the use of our own equipment and facilities. UNE-P allows us to minimize capital expenditures and permits us to enter new markets quickly, while allowing us to maintain significant gross margins. If the incumbent local telephone companies do not cooperate in making UNE-P available, our ability to provide service to customers could be materially adversely affected.

    In addition, our ability to implement successfully our services will require the negotiation of interconnection and collocation agreements with established telephone companies and other new market entrants, which can take considerable time, effort and expense and is subject to federal, state and local regulation. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how those providers will interconnect their networks and/or purchase or lease network facilities and services.

    Our interconnection agreements with Southwestern Bell provide that our connection and maintenance orders will receive the same attention as Southwestern Bell's end-user customers and that Southwestern Bell will provide capacity at key telecommunications intersections to keep call blockage within industry standards. Accordingly, we depend and will continue to depend on Southwestern Bell and, as we expand our network, we will depend on other traditional telephone companies to assure uninterrupted service and competitive services. Blocked calls result in customer dissatisfaction and risk the loss of business. Interconnection agreements, such as our agreements with Southwestern Bell, typically have short terms, requiring us to renegotiate frequently. Some of our agreements with Southwestern Bell have one year or less remaining before we will have to renegotiate them. We cannot assure you that we will be able to renegotiate these interconnection agreements in our existing markets, or negotiate new interconnection agreements in new markets, on favorable terms. In addition, the prices set forth in our interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each state in which we operate. Our profitability partially depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under the interconnection agreements will allow us to offer low enough usage rates to attract a sufficient number of customers and to operate our business profitably or at favorable gross margins.

    Many new carriers have experienced difficulties in working with the established telephone companies with respect to ordering, interconnecting, leasing premises and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services. We cannot assure you that established telephone companies will be accommodating to us. If we are unable to obtain the cooperation of an established telephone company in a region, our ability to offer local services in this region on a timely and cost-effective basis would be adversely affected. In addition, both proposed and recently completed mergers involving regional Bell operating companies and other competitors could facilitate a combined entity's ability to provide many of the services we offer, thereby making it more difficult to compete against them.

DIGITAL SUBSCRIBER LINE TECHNOLOGY MAY NOT OPERATE AS EXPECTED ON INCUMBENT LOCAL CARRIER NETWORKS AND MAY INTERFERE WITH OR BE AFFECTED BY OTHER TRANSPORT TECHNOLOGIES.

    Our ability to provide digital subscriber line services to potential customers depends on the quality, physical condition, availability and maintenance of telephone lines within the control of the incumbent carriers. If the telephone lines are not adequate, we may not be able to provide digital subscriber line services to many of our target customers, and this will diminish our expected revenue. We believe the current condition of telephone lines in many cases may be inadequate to permit us to fully implement these services. We also believe that the incumbent carriers may not maintain or improve the telephone lines in a condition that will allow us to implement our digital subscriber line services effectively. Further, the incumbent carriers may claim their lines are not of sufficient quality to allow us to fully implement or operate our digital subscriber line services. In addition, some customers use technologies other than copper lines to provide telephone services, and as a result, digital subscriber line services might not be available to these customers.

    All transport technologies using copper telephone lines have the potential to interfere with, or to be interfered with by, other traffic on adjacent copper telephone lines. This interference could degrade the performance of our services or make us unable to provide service on selected lines. In addition, incumbent carriers may claim that the potential for interference by digital subscriber line technology permits them to restrict or delay our deployment of this technology. The telecommunications industry and regulatory agencies are still developing procedures to resolve interference issues between telecommunications providers, and these procedures may not be effective. We may be unable to successfully negotiate interference resolution procedures with incumbent carriers. Interference, or claims of interference, if widespread, would adversely affect our speed of deployment, reputation, brand image, service quality and customer retention and satisfaction.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

    We believe that our future success will be due, in part, to our experienced management team, including Messrs. Scott, Goldman, Hollingsworth, Lawhon, Moline, Shackelford and Vranicar, each of whom is party to an employment agreement. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts and possibly prevent us from:

    - further deploying and improving our operational, financial and information systems and controls;

    - hiring and retaining qualified sales, marketing, administrative, operating and technical personnel; and

    - training and managing new personnel.

    In addition, competition for qualified employees has intensified in recent years and may become even more intense in the future. Our ability to implement our business plan depends on our ability to hire and retain a large number of new employees each year. Inability to hire sufficient qualified personnel could impair our ability to increase revenue, and customers could experience delays in installation of service or experience lower levels of customer care.

WE MAY NOT HAVE THE ABILITY TO DEVELOP STRATEGIC ALLIANCES OR TO MAKE OR SUCCESSFULLY INTEGRATE ACQUISITIONS NEEDED TO COMPLEMENT OUR EXISTING BUSINESS.

    As part of our growth strategy, we seek to develop strategic alliances and to make investments or acquire assets or other businesses. We regularly engage in discussions relating to potential acquisitions. We are unable to predict whether or when any prospective acquisitions or strategic alliances will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance acquisitions and strategic alliances may be constrained by our degree of leverage at the time of the acquisition. In addition, our senior credit facility and senior notes may significantly limit our ability to make acquisitions or enter into strategic alliances and to incur indebtedness in connection with acquisitions and strategic alliances.

    In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, we could use a substantial portion of our available cash, to consummate the strategic alliances, acquisitions or investments. The financial impact of acquisitions, investments and strategic alliances could cause substantial fluctuations in our quarterly and yearly operating results.

    The integration of any future acquisitions or strategic alliances would be accompanied by the risks commonly encountered in these transactions. These risks include, among others:

    - the difficulty of assimilating the acquired operations and personnel;

    - the potential disruption of our ongoing business and diversion of resources and management time;

    - the inability of management to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings;

    - the possible inability of management to maintain uniform standards, controls, procedures and policies;

    - the risks of entering markets in which we have little or no direct prior experience; and

    - the potential impairment of relationships with employees or customers as a result of changes in management or otherwise arising out of these transactions.

We cannot assure you that we will be able to integrate acquired businesses or assets successfully.

A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE, WHICH COULD CAUSE US TO LOSE CUSTOMERS.

    Our success will require that our networks provide competitive reliability, capacity and security. Some of the risks to our networks and infrastructure include:

    - physical damage to access lines;

    - power surges or outages;

    - capacity limitations;

    - software defects;

    - lack of redundancy; and

    - disruptions beyond our control.

    These disruptions may cause interruptions in service or reduced capacity for customers, any of which could cause us to lose customers.

ALL YEAR 2000 PROBLEMS MAY NOT HAVE BEEN ADDRESSED BY OUR SUPPLIERS, AND ANY SERVICE INTERRUPTION WE EXPERIENCE AS A RESULT OF THESE PROBLEMS MAY CAUSE US TO LOSE CUSTOMERS.

    The Year 2000 issue generally describes the various problems that may result from the improper processing of dates and date-sensitive transactions by computers and other equipment as a result of computer hardware and software using two digits, rather than four digits, to identify the year in a date. Any computer programs or systems of our suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. While we have experienced no Year 2000 issues to date, and we are not aware of any material issues for our suppliers, we are continuing to evaluate and determine whether our significant suppliers are in compliance or have appropriate plans to remedy Year 2000 issues when their systems interact with our systems. We do not expect that this will have a material impact on our operations. However, we cannot assure you that the systems of other companies on which we rely are Year 2000 compliant, that another company's failure to successfully convert, or that another company's conversion to a system incompatible with our systems, would not have an impact on our operations. The failure of our principal suppliers to be Year 2000 compliant could result in delays in service deliveries from those suppliers and materially impact our ability to do business.

OUR OFFICERS AND DIRECTORS EXERT SUBSTANTIAL INFLUENCE OVER US.

    Our executive officers, directors and entities affiliated with them together beneficially own a substantial percentage of our outstanding common stock. As a result, these stockholders are able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

RISKS RELATED TO OUR INDUSTRY:

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OTHER COMPANIES.

    The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Several of our competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the broadband telecommunications services we offer in our target markets. In particular, larger competitors have advantages over us that could cause us to lose customers and impede our ability to attract new customers, including:

    - long-standing relationships and brand recognition with customers;

    - financial, technical, marketing, personnel and other resources substantially greater than ours;

    - more funds to deploy telecommunications services;

    - potential to lower prices of competitive telecommunications services; and

    - fully-deployed networks.

    We face competition from other current and potential market entrants, including:

    - domestic and international long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and

    - other domestic and international telecommunications providers, resellers, cable television companies, electric utilities and Internet companies.

    A continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. This could cause us to lose customers and impede our ability to attract new customers.

FCC AND STATE REGULATIONS MAY LIMIT THE SERVICES WE CAN OFFER OR IMPACT OUR ABILITY TO CONDUCT OUR BUSINESS.

    Our networks and the provision of telecommunications services are extensively regulated at the federal, state and local levels. Existing and future governmental regulations may greatly influence how we operate our business, our business strategy and ultimately, our viability. The costs of complying with federal, state and local regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may be greater than we anticipate and divert our resources from implementing our business plan. We cannot predict the future regulatory framework for our business.

    Our provision of telecommunications services may be subject to the requirement that we obtain proper authorizations from the FCC or state commissions. We cannot assure you that the FCC or state commissions will grant the required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations. If we do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our authority to do business. These challenges could cause us to incur substantial legal and administrative expenses.

    Federal law governing the telecommunications industry remains in a state of flux. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation or these FCC rules will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing, universal service support, access charge reform, and other issues that could result in significant changes to the business conditions in the telecommunications industry.

    Our current business strategy depends in large part on our ability to provide service to our customers through UNE-P. Our ability to provide service to customers through UNE-P depends in turn on FCC and state commission rulings requiring incumbent local telephone companies to lease us the necessary network elements. If those rules are changed by the FCC or state commissions, or are struck down by the courts, our ability to provide service to our customers through UNE-P could be materially adversely affected. For example, the FCC could remove one or more of the necessary elements from the list of elements that the incumbent telephone companies are required to provide to us. The FCC could also expand the scope of an existing exception in its rules that permits incumbent telephone companies to opt not to make UNE-P available in the highest density geographic areas within the largest 50 metropolitan statistical areas if they meet certain conditions. If the FCC acts to expand the scope of the geographic exception to include our target markets, our business could be materially adversely affected. Some states in our current operating region, including Texas and Missouri, have gone beyond the FCC's minimum requirements and independently ordered Southwestern Bell to make UNE-P available throughout those states under terms more favorable to new telecommunications service providers than those required by the FCC. We cannot assure you that those favorable state rulings will remain in place. If UNE-P does not continue to be available on the favorable terms ordered by the states, our business could be materially adversely affected.

    The United States Court of Appeals for the Eighth Circuit is currently considering challenges to the pricing methodology established by the FCC for setting the rates paid by telecommunications service providers to incumbent telephone companies for access to network elements. If the court strikes down some or all of the FCCs's pricing methodology and that methodology is ultimately replaced with a methodology that imposes higher rates for network elements, we could be materially adversely affected.

    Federal universal service support mechanisms could increase the costs of providing service to our customers. We derive revenue from the provision of interstate and international telecommunications services to end users that may be subject to the requirement that we contribute to the FCC's Universal Service Fund based on a percentage of this revenue. The assessment for the first quarter of 2000 is 5.8995%, and the assessment for the second quarter of 2000 is 5.7101% of interstate and international end user telecommunications revenue. The contribution factor varies quarterly at a rate set by the FCC. To the extent the contribution factor increases, our costs of providing service will increase.

    Our Internet operations are not currently regulated directly by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC has recently indicated that the regulatory status of some services offered over the Internet may have to be re-examined. New laws or regulations relating to Internet services, or existing laws found to apply to them, may adversely affect our Internet operations.

WE MAY BE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGE.

    The telecommunications industry is subject to rapid and significant changes in technology, including continuing developments in digital subscriber line technology. This technology does not presently have widely accepted standards, and alternative technologies for providing high speed data transport and networking may develop. The absence of widely accepted standards may delay or increase the cost of our market entry due to changes in equipment specifications and customer needs and expectations. We may also rely on a third party for access to new technologies. In addition, if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those technologies and in their markets.

WE MAY FAIL TO ACHIEVE ACCEPTABLE PROFITS ON OUR LONG DISTANCE BUSINESS DUE TO DECLINING PRICES, LOW CUSTOMER RETENTION RATES AND OUR CONTRACTUAL OBLIGATIONS.

    Prices in the long distance business have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has a low customer retention rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We will rely on other carriers to provide us with a major portion of our long distance transmission network. Agreements with these carriers typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The negotiation of these agreements involves estimates of future supply and demand for transmission capacity, as well as estimates of the calling patterns and traffic levels of our future customers. In the event that we fail to meet these minimum volume commitments, we may have to pay underutilization charges, and, in the event we underestimate our need for transmission capacity, we may have to obtain capacity through more expensive means.

AS A NEW DATA TRANSMISSION ENTRANT IN A MARKET, WE MAY INITIALLY GENERATE LOW OR NEGATIVE GROSS MARGINS.

    As a new entrant in the data transmission business, we expect to generate low or negative gross margins and substantial start-up expenses as we begin to offer data transmission services. The success of our data transmission business will depend upon, among other things, the effectiveness of our sales personnel in the promotion and sale of our data transmission services, the acceptance of these services by potential customers, and our ability to hire and train qualified personnel and further enhance our services in response to future technological changes. We cannot assure you that we will be successful in these endeavors.

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT MAY NOT BE ACCURATE INDICATORS OF OUR FUTURE PERFORMANCE.

    This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Discussions containing forward-looking statements may be found in the material set forth in this section and under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Form 10-K generally. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of these expressions identify some of these forward-looking statements that speak only as of the dates on which they were made. We caution you that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth above and the matters set forth in this Form 10-K generally. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

    We lease 43,783 square feet in office space in Kansas City, Missouri for our corporate headquarters. This lease expires December 2006. Recently, we leased an additional 64,546 square feet of office space in Kansas City to expand our corporate headquarters. This lease expires February 2008. In Emporia, Kansas, we own two buildings totaling 58,500 square feet for our customer care center and provisioning divisions. In addition, we lease an aggregate of 21,175 square feet to house our four circuit switches in Kansas City and St. Louis, Missouri and Wichita, Kansas. These leases expire March 2003, November 2008, August 2005 and June 2008. We also lease space in 27 buildings, totaling approximately 110,823 square feet, in Missouri, Kansas, Texas and Oklahoma for our sales offices and customer premises equipment sites. These leases are generally leased on a month-to-month or annual basis.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not a party to any legal proceedings which, if decided adversely, would have a material adverse effect on our business or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    There is no established public trading market for our common stock. However, on March 23, 2000, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, contemplating our initial public offering in the second quarter of 2000.

HOLDERS

    As of March 23, 2000, there were 81 holders of record of our common stock.

DIVIDENDS

    We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. The terms of our senior credit facility and senior notes indenture restrict our ability to declare and pay dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

    During 1999 we issued the following securities which were not registered under the Securities Act of 1933, as amended.

    In February 1999, we acquired American Local, a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition included substantially all assets of American Local. The total purchase price was approximately $1.6 million in cash and $211,000 in stock representing 70,334 shares. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

    During July 1999 we completed a private placement to approximately 55 of our existing investors in our series B preferred stock of 2,222,222 shares of series D preferred stock at a purchase price of $4.50 per share for aggregate net proceeds of approximately $10 million. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

    During August 1999, BTI Ventures, L.L.C., an affiliate of KKR, purchased 13,333,334 shares of our series F preferred stock at a purchase price of $4.50 per share for aggregate net proceeds of $60.0 million. On March 23, 2000, KKR exercised its options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share. In connection with the private placement of the series F preferred stock to BTI Ventures, L.L.C., which closed on August 5, 1999, and the related exercise of the KKR options, Lehman Brothers

Inc. earned compensation which included 646,300 shares of our series D preferred stock. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

    During August 1999, in connection with the series F preferred stock offering, we repurchased 2,222,222 shares of our series C preferred stock for $10 million from a board member.

    During August 1999, in connection with the series F preferred stock offering, we converted each outstanding share of series B preferred stock into one share of amended and restated series B preferred stock. The holders of series B preferred stock, approximately 70 accredited investors, surrendered their existing redemption and participating liquidation preference in exchange for 0.2222 shares of our series E preferred stock. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act. We redeemed the series E preferred stock for a total of $8.6 million.

    In March 1999, Mr. Jalkut, a member of our board of directors, agreed to purchase 26,667 shares of our common stock for $200,000, and Mr. Ejabat, a member of our board of directors, agreed to purchase 66,667 shares of our common stock for $500,000.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth our selected consolidated financial and operating data for the periods indicated. Our statement of operations data and other financial data for the years ended December 31, 1997, 1998 and 1999 and our balance sheet data as of December 31, 1998 and 1999, as well as the statement of operations data, other financial data and balance sheet data for the predecessor company as of and for the year ended December 31, 1997, have been derived from, and is qualified by reference to, consolidated financial statements included elsewhere in this Form 10-K.

    EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. We have presented EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income, as an indicator of our operating performance nor as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with GAAP. We may calculate EBITDA differently from other companies. For further information, see our consolidated financial statements and the related notes elsewhere in this prospectus.

    The predecessor company is Valu-Line, which merged with us in February 1998. Prior to February 1998, Birch had no revenues and was a development stage company.

    We acquired Boulevard, Telesource and TFSnet in 1998 and American Local and Capital in 1999. The statement of operations data, other financial data and operating data in the table include the operations of these companies beginning on the dates they were acquired. These acquisitions affect the comparability of the financial data for the periods presented.

    For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as loss before income taxes plus fixed charges. Fixed charges consist of interest expense and a reasonable approximation of the interest factor included in rental payments on operating leases. Earnings were insufficient to cover fixed charges for the years ended December 31, 1997, 1998 and 1999. See Exhibit 12.1 for the computation of the ratio of earnings to fixed charges.

                                                                                  YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                     THE PREDECESSOR                       BIRCH
                                                              ------------------------------   ------------------------------
                                                                1995       1996       1997       1997       1998       1999
                                                              --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue...................................................  $12,226    $13,217    $16,801    $    --    $ 26,087   $ 60,538
  Cost of services..........................................    8,284      8,749     11,842         --      18,886     46,358
                                                              -------    -------    -------    -------    --------   --------
  Gross margin..............................................    3,942      4,468      4,959         --       7,201     14,180
  Selling, general and administrative.......................    3,520      3,561      4,067      1,776      15,769     53,045
  Depreciation and amortization.............................      189        311        341         27       2,308     10,828
                                                              -------    -------    -------    -------    --------   --------
  Income (loss) from operations.............................      233        596        551     (1,803)    (10,876)   (49,693)
  Interest income (expense), net............................      (58)      (102)       (97)        14      (5,332)   (12,111)
                                                              -------    -------    -------    -------    --------   --------
  Income (loss) before income taxes.........................      175        494        454     (1,789)    (16,208)   (61,804)
  Provision for income taxes................................       81        205        186         --          --         --
                                                              -------    -------    -------    -------    --------   --------
  Net income (loss).........................................  $    94    $   289    $   268     (1,789)    (16,208)   (61,804)
                                                              =======    =======    =======
  Preferred stock dividends.................................                                        --      (1,696)    (3,550)
  Amortization of preferred stock issuance costs............                                        --         (29)      (292)
                                                                                               -------    --------   --------
  Loss applicable to common stock...........................                                   $(1,789)   $(17,933)  $(65,646)
                                                                                               =======    ========   ========

  Weighted average shares outstanding--basic and diluted....                                     1,235       3,809      4,956

  Loss per common share--basic and diluted..................                                   $ (1.45)   $  (4.71)  $ (13.25)

OTHER FINANCIAL DATA:
  Cash flows from operating activities......................  $  (267)   $   834    $   488    $(1,551)   $(10,643)  $(53,225)
  Cash flows from investing activities......................     (230)      (513)      (243)      (128)    (67,093)   (31,796)
  Cash flows from financing activities......................      259       (257)      (145)     1,889     117,271     50,329
  EBITDA....................................................      422        907        892     (1,776)     (8,568)   (38,865)
  Capital expenditures......................................      230        513        243        128      21,550     41,360
  Ratio of earnings to fixed charges........................      3.5x       5.2x       4.9x        --          --         --
  Deficiency of earnings to fixed charges...................       --         --         --      1,789      16,208     61,804

OPERATING DATA:
  Local Customers at end of period..........................                                        --      14,735     38,487
  Access Lines in service at end of period..................                                        --      39,323    112,518
  Average lines per business customer.......................                                        --        4.73       4.48
  Average lines per residential customer....................                                        --        1.25       1.22
  Circuit switches in service at end of period..............                                         1           1          4
  Data switches in service at end of period.................                                        --           1         19
  Employees at end of period................................                                        14         345        935

                                                                                       DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                     THE PREDECESSOR                       BIRCH
                                                              ------------------------------   ------------------------------
                                                                1995       1996       1997       1997       1998       1999
                                                              --------   --------   --------   --------   --------   --------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $   96     $  158    $   258    $   210    $ 39,745   $  5,053
Pledged securities..........................................       --         --         --         --      37,785     23,420
Property and equipment......................................    2,265      2,721      2,964        128      26,900     70,192
Total assets................................................    3,971      3,868      4,802        534     134,149    146,971
Long-term debt and capital lease obligations................    1,431        792        681         --     115,791    125,785
Redeemable preferred stock..................................       --         --         --         --      14,063     63,550
Total stockholders' equity (deficit)........................    1,108      1,397      1,665         29      (7,099)   (67,757)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THAT ARE INCLUDED LATER IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" OR IN OTHER PARTS OF THIS FORM 10-K.

OVERVIEW

    We were organized on December 23, 1996 to become a leading provider of telecommunications services for small and mid-sized businesses in our target markets. From that date until the February 1998 acquisition of Valu-Line, our predecessor, we were a development stage company with no revenue and principal activities consisting of procuring governmental authorizations, raising capital, hiring management and other key personnel, designing and developing our telephone networks, acquiring equipment and facilities, negotiating resale and interconnection agreements and pursuing acquisition opportunities. We had no assets, liabilities or financial activity prior to January 1, 1997.

    The following is a summary of our major transactions and events.

DATE                                                    EVENT
----                         ------------------------------------------------------------
February 1998                Merged with Valu-Line Companies, Inc., a provider of
                             switched long distance, resold services and customer
                             premises equipment sales and service in Kansas.

February/March 1998          Raised $13.0 million from the issuance of series B preferred stock and convertible notes used to pay the cash portion of the consideration in the Valu-Line merger, to repay debt and for general corporate purposes.

March 1998                   Launched St. Joseph, Missouri market.

May 1998                     Acquired Boulevard Phone Company, a provider of shared
                             tenant service in the Kansas City, Missouri metropolitan
                             area.

May 1998                     Acquired Telesource Communications, Inc., a customer
                             equipment sales and service provider in the Kansas City,
                             Missouri metropolitan area.

May 1998                     Launched St. Louis and Kansas City, Missouri and Wichita and
                             Topeka, Kansas markets.

June 1998                    Completed a $115.0 million private offering of 14% senior
                             notes due June 2008 and 115,000 warrants to purchase
                             1,409,734 shares of common stock.

September 1998               Acquired TFSnet, Inc., a provider of Internet service in the
                             Kansas City, Missouri metropolitan area.

February 1999                Acquired American Local, a communications provider based in the Dallas, Texas metropolitan area.

March 1999                   Acquired Capital Communications Corporation, a customer
                             equipment sales and service provider based in the St. Louis,
                             Missouri metropolitan area.

May 1999-August 1999         Launched 11 Texas markets.

July 1999/August 1999        Sold $60.0 million of series F preferred stock to an
                             affiliate of KKR, granted options to purchase an additional
                             $50.0 million of series F preferred stock, sold $10.0
                             million of series D preferred stock and redeemed $10.0
                             million of series C preferred stock and $8.6 million of
                             series E preferred stock.

December 1999/February 2000  Obtained a $75.0 million debt facility for general corporate purposes of our subsidiaries and to finance
                             telecommunications equipment, inventory, network assets and back office systems. The facility was increased to $125.0
                             million during syndication in February 2000.

March 2000                   KKR exercised its options to purchase an additional
                             $50.0 million series F preferred stock.

March 2000                   Filed a registration statement on Form S-1 with the SEC for an underwritten initial public offering of common stock.

FACTORS AFFECTING OPERATIONS

    REVENUE. We generate most of our revenue from the sale of our voice and data products, including local and long distance telephone service, Internet access and customer premises equipment to small and mid-sized business customers in various markets in Missouri, Kansas and Texas. Revenue from local services consists of charges for basic local service and custom calling features. We offer local telephone service at a discount to the competing incumbent provider of telecommunications services and offer long distance service at flat per-minute rates. We offer customer premises equipment and related services at negotiated rates generally consistent with other competitors. We also offer data services in select markets primarily at flat monthly rates. We expect that over the near term these services will continue to be the principal components of our revenue.

    Our revenue consists of monthly recurring charges and usage charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines and collocation space. Usage charges consist of fees paid for each call made generally measured by the minute but also measured by the call. Additionally, revenue from customer premises equipment sales is recognized upon project completion.

    OPERATING EXPENSES. Our primary operating expenses are cost of services and selling, general and administrative expenses.

    COST OF SERVICES. Our cost of services includes the cost of leasing unbundled network elements from the incumbent telephone company for combination into Birch-branded voice services and purchasing the complete "bundle" of traditional incumbent telephone company services for resale to our local service subscribers. We lease local telephone network components to provide service for our customers under an interconnection agreement with the incumbent telephone company in our target markets. In markets where we have a local circuit switch, we can avoid leasing the switch and related features from the incumbent telephone company, which improves our gross margins.

    Incumbent telephone companies typically charge both a start-up fee as well as a monthly recurring fee for use of their central offices for collocation of transmission equipment. Physically collocating our transmission equipment in or near existing incumbent telephone company switching offices allows us to combine leased digital subscriber lines with our data transmission switches to provide high speed data services and, eventually, voice and data services over a single digital subscriber line. We also invest in transmission and distribution electronics equipment associated with our switches. All of these costs are reflected in our cost of services.

    Our primary long distance expenses are expenses associated with network access and our leased long distance network. We purchase long distance capacity from third party providers for all calls terminating outside of our network.

    Our primary expense associated with providing data services to our customers is the cost of leasing transmission facilities. Our primary expense associated with customer premises equipment is the cost of purchasing equipment from manufacturers and labor for service and equipment installation.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses include selling and marketing costs and customer service, billing, corporate administration, personnel and network maintenance expenses.

    We employ a direct sales force in each of our target markets. To attract and retain a highly qualified sales force, we offer our sales personnel a compensation package that emphasizes commissions. We expect to incur significant selling and marketing costs as we expand our operations.

    We have implemented and continue to refine tailored systems for operations support systems and other back office systems that provision and track customer orders from point of sale to the installation and testing of service. Along with the development costs of these systems, we also incur ongoing expenses for customer service and billing systems. As our strategy stresses the importance of personalized customer service, we expect that our customer service department will become a larger part of our ongoing administrative expenses. We also expect billing costs to increase as the number of our customers and the call volume increase. We incur other costs and expenses, including the costs associated with maintenance of our network, administrative overhead, office leases and bad debt. We expect that these costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the expansion phase of our business. However, we expect these expenses to become a smaller percentage of our revenue as we build our customer base.

    We have experienced operating losses since inception as a result of efforts to build our customer base, develop and construct network infrastructure, build internal staffing, develop systems and expand into new markets. We expect to continue to focus on increasing our customer base and geographic coverage. Accordingly, we expect that cost of services, selling, general and administrative expenses, and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. The projected increases in capital expenditures will continue to generate negative cash flows for at least the next several years as we develop and construct our voice and data networks. We may also be forced to change our pricing policies to respond to a changing competitive environment, and we cannot assure you that we will be able to maintain our gross and operating margins. We cannot assure you that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability or positive cash flows.

RESULTS OF OPERATIONS

BIRCH TELECOM, INC.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUE. Revenue increased 132.1% to $60.5 million for 1999 compared to $26.1 million for 1998. The increase in revenue was principally a result of new customer sales in new and existing markets and the acquisitions of Capital in March 1999 and American Local in February 1999. As a percentage of total revenue, communications services were 87.5% for 1999 and 83.5% for 1998, and equipment sales were 12.5% for 1999 and 16.5% for 1998.

    COST OF SERVICES. Cost of services increased 145.5% to $46.4 million for 1999 compared to $18.9 million for 1998. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 96.9% to $14.2 million (23.4% of revenue) for 1999 compared to $7.2 million (27.6% of revenue) for 1998. The decline in gross margin as a percentage of revenue was principally the result of a greater percentage of revenue being derived from resold local service during 1999 compared to 1998. Additionally, long distance margins declined as a result of competitive pricing pressures.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 236.4% to $53.0 million for 1999 compared to $15.8 million for 1998. The increase in expense was primarily a result of supporting and attracting customers in new and existing markets, market launches in Texas and the acquisitions of Capital and American Local each of which affected wages, rent and advertising expense. Additionally, we had 935 employees at December 31, 1999 compared to 345 employees at December 31, 1998. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 353.6% to a loss of $38.9 million for 1999 compared to a loss of $8.6 million for 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 369.2% to $10.8 million for 1999 compared to $2.3 million for 1998. The increase in depreciation and amortization was primarily attributable to the depreciation of network assets added in our markets and the amortization of intangible assets related to acquisitions.

    INTEREST. Interest expense increased 82.2% to $15.0 million for 1999 compared to $8.3 million for 1998. The increase in interest expense was primarily a result of a full year of interest charges on our senior notes sold in June 1998. Interest income remained virtually unchanged at $2.9 million in 1999 and 1998. Interest income is primarily derived from pledged securities purchased in connection with our senior notes.

    NET LOSS. Net loss increased 281.3% to $61.8 million for 1999 compared to $16.2 million for 1998.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUE. Revenue was $26.1 million for 1998, resulting from the acquisitions of Valu-Line, Boulevard, Telesource and TFSnet and new customer sales from new markets. There was no revenue for 1997 because we were in the developmental stage. In addition to revenue generated as a result of acquisitions in 1998, revenue was generated from the sale of local telephone services to new customers.

    COST OF SERVICES. Cost of services and gross margin totaled $18.9 million and $7.2 million, respectively, for 1998 as a result of the associated revenue increases.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $14.0 million to $15.8 million for 1998 compared to $1.8 million for 1997. The increase in expense was primarily a result of the Valu-Line, Boulevard, Telesource and TFSnet acquisitions and opening five new markets in 1998. Additionally, we expanded our engineering and operations staff in preparation for switch deployment. EBITDA decreased 382.4% to a loss of $8.6 million for 1998 compared to a loss of $1.8 million for 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2.3 million for 1998 compared to $27,000 for 1997, most of which was attributable to the fixed and intangible assets acquired in the Valu-Line, Boulevard, Telesource and TFSnet acquisitions.

    INTEREST. Interest expense was $8.2 million for 1998 primarily from interest charges on the senior notes. There was no interest expense in 1997. Interest income was $2.9 million in 1998 compared to $14,000 for 1997 primarily as a result of invested funds received from the senior notes.

    NET LOSS. Net loss was $16.2 million for 1998 compared to $1.8 million for 1997.

VALU-LINE COMPANIES, INC. (PREDECESSOR COMPANY)

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUE. Revenue increased 27.1% to $16.8 million for 1997 compared to $13.2 million for 1996. The increase was primarily a result of entering the local service market in March 1997 and long distance volumes increasing faster than the decline in long distance pricing. Customer premises equipment sales were 18% of revenue, or $3.0 million, for 1997 compared to 19.1% of revenue, or $2.5 million, for 1996.

    COST OF SERVICES. Cost of services increased 35.4% to $11.8 million for 1997 compared to $8.7 million for 1996. The increase was primarily a result of associated revenue increases. Gross margin increased 11.0% to $5.0 million, or 29.5% of revenue, for 1997 compared to $4.5 million, or 33.8% of revenue, for 1996. The decrease in gross margin as a percentage of revenue was primarily a result of low margins on resold local service, which started in March 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 14.2% to $4.1 million for 1997 compared to $3.6 million for 1996. The increase in expense was primarily a result of sales commissions related to increased business volumes and increased customer service expenditures associated with the commencement of local service. EBITDA decreased 1.7% to $892,000 for 1997 compared to $907,000 for 1996. The decrease in EBITDA was primarily a result of the start-up costs associated with offering local service.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 9.6% to $341,000 for 1997 compared to $311,000 for 1996.

    INTEREST EXPENSE. Interest expense was $97,000 for 1997 compared to $102,000 for 1996.

    INCOME TAXES. Income taxes decreased 9.3% to $186,000 for 1997 compared to $205,000 for 1996.

    NET INCOME.  Net income was $268,000 for 1997 compared to $289,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Our total assets increased to $147.0 million at December 31, 1999 from $134.1 million at December 31, 1998. This increase was primarily the result of capital outlays for expansion of our local and data networks and development of operations support systems and automated back office systems, partially offset by the use of cash to fund operations. At December 31, 1999, our current assets of $38.8 million exceeded current liabilities of $25.4 million, resulting in working capital of $13.4 million, representing a decrease of $36.3 million compared to working capital of $49.7 million at December 31, 1998. At
December 31, 1998, our current assets of $61.1 million exceeded current liabilities of $11.4 million. The decrease in working capital was primarily attributable to the use of cash to fund operations and capital outlays for expansion of our network, support systems and back office systems. Pledged securities to satisfy interest payments on our senior notes amounted to $23.4 million at December 31, 1999 and $37.8 million at December 31, 1998.

    OPERATING ACTIVITIES. Net cash used in operating activities was $53.2 million for the year ended December 31, 1999 compared to $10.6 million for the year ended December 31, 1998. Net cash used in operating activities was primarily used to fund our net losses of $61.8 million in 1999 and $16.2 million in 1998.

    INVESTING ACTIVITIES. Net cash used in investing activities was $31.8 million for the year ended December 31, 1999 compared to $67.1 million for the year ended December 31, 1998. In 1999, net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office systems of $41.4 million and acquisitions of $4.8 million, partially offset by net proceeds from the sale of pledged securities of $16.1 million for the semi-annual interest payments on the senior notes. In 1998, net cash used in investing activities was primarily used for the purchase of pledged securities related to our senior notes of $44.2 million, acquisitions of $7.8 million and purchases of property and equipment related to the expansion of the network, support systems and back office systems of $21.6 million, partially offset by net proceeds from the sale of pledged securities of $7.7 million.

    FINANCING ACTIVITIES. Net cash provided by financing activities was $50.3 million for the year ended December 31, 1999 compared to $117.3 million for the year ended December 31, 1998. In 1999, net cash provided by financing activities was primarily a result of $70.0 million in proceeds from the sale of series D and series F preferred stock and borrowings of $10.0 million under our senior credit facility, partially offset by the redemption of series C and series E preferred stock of $18.6 million and the payment of financing costs related to the series D and series F preferred stock and on our senior credit facility of $8.8 million.

    In 1998, net cash provided by financing activities was primarily a result of proceeds of $114.7 million from the private offering of our senior notes. These senior notes bear interest at a fixed rate of 14% per annum and are due in June 2008. Subject to limitations, we may redeem a portion of these senior notes prior to their maturity date if we pay a designated premium. The indenture with respect to the senior notes contains a number of restrictive financial and operational covenants with which we must comply.

    In February 2000, we increased the capacity of our $75.0 million senior credit facility to $125.0 million. This credit facility provides for a $25.0 million reducing revolver and $100.0 million in multi-draw term loans. The revolver is available for general corporate purposes of our subsidiaries and the term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems. The senior credit facility is secured by a perfected first priority security interest in substantially all of our assets and capital stock of our subsidiaries and contains a number of financial and operational covenants with which we must comply. Among other things, the covenants require us to maintain specified levels of revenue, EBITDA, ratio levels and access lines and restrict our ability to incur additional indebtedness, pay dividends, enter into related party transactions or sell our assets.

    In March 2000, KKR exercised its options to purchase an additional $50.0 million of our series F preferred stock.

    The development and expansion of our business will continue to require significant capital to fund capital expenditures, working capital and debt service and will generate negative operating cash flows.

    Our principal capital expenditure requirements will include:

    - the purchase, installation, and expansion of switches and transmission equipment for our local and data networks; and

    - the further development of operations support systems and automated back office systems.

We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures.

    Our business plan calls for us to offer our services in an additional 20 markets before the end of 2001. We expect to expand our operations in Texas and into Oklahoma in the second quarter of this year and to commence service in the regions served by Ameritech and BellSouth in 2001. We currently estimate that the cash required to fund these capital expenditures will be approximately $225.0 million over the next two years. We will need additional cash to fund our working capital needs, debt service requirements and operating losses. Until we begin to generate positive cash flow from operations, these liquidity requirements will need to be financed with additional debt and equity capital. In addition, depending on prevailing capital market conditions, we may choose to repurchase all or a portion of our senior notes. We believe that our current resources, including availability under our senior credit facility, together with the net proceeds from our proposed initial public offering, planned for the second quarter of 2000, will be sufficient to satisfy our liquidity needs for at least the next 12 months.

    Thereafter, we will need substantial additional capital to finance our business plan. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pricing pressures, we will be required to seek additional capital sooner than we currently expect. In particular, if we elect to pursue acquisition opportunities or open additional markets, our cash needs may increase substantially. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions, many of which are outside of our control, will be accurate. Actual results will almost certainly vary materially from our current projections. The cost of expanding our network services and sales efforts, funding other strategic initiatives and operating our business will depend on a variety of factors, including, among other things:

    - the number of subscribers and the services for which they subscribe;

    - the nature and penetration of services that we may offer;

    - regulatory and legislative developments; and

    - the response of our competitors to their loss of customers to us and to changes in technology.

    We intend to seek additional debt and equity financing to fund our future liquidity needs. We cannot assure you that we will be able to raise additional capital on satisfactory terms or at all. If we decide to raise additional funds through the incurrence of debt, our interest obligations will increase and we may become subject to additional or more restrictive financial covenants. In addition, the terms of our senior credit facility and our senior notes each restrict our ability to obtain additional debt financing. If we decide to raise additional funds through the issuance of equity, the ownership interests represented by the common stock will be diluted. In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we may be required to delay the development of our network and business plans or take other actions that could materially and adversely affect our business, operating results and financial condition.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue results from computer programs being written using two digits rather than four to define the year. Any of our computer programs or systems, or those of our suppliers, that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing the disruption of operations, including among other things:

    - a temporary inability to process transactions;

    - a temporary inability to send invoices;

    - a temporary inability to engage in normal business activities; and

    - interruptions of customer care.

    We did not experience any problems on January 1, 2000 and to date, we have not experienced, nor are we aware of, any material Year 2000 issues with any of our internal systems or our services, and we do not anticipate experiencing any issues in the future. Further, we are unaware of any issues with our vendors, suppliers or customers that will materially affect us.

    We believe that we have identified all major computers, software applications and related equipment used in connection with our internal operations that will need to be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have completed assessing the potential impact of Year 2000 issues on these computers, equipment and applications and have modified, upgraded and replaced major systems that we believe have Year 2000 issues.

    In addition to computers and related information, operation, and network systems, the operation of office systems, facilities and equipment, such as fax machines, security systems and other common office devices, may have Year 2000 issues that have not yet surfaced. We will continue to monitor the performance of these office systems, equipment and facilities.

    We expect that we will be able to resolve any significant Year 2000 issues we have identified with third party suppliers of components of telecommunications services and our key subcontractors. However, because we have no control over the actions of these parties, they may not remediate any or all of the Year 2000 issues identified. Any failure of any of these third parties to timely resolve Year

2000 issues with either their products sold to us, or their systems could have a material adverse effect on our business, operating results and financial condition. In addition, the delivery of our services also depends on the operation of the networks of many local exchange carriers and long distance carriers with whom we must interact as part of our normal business operations, but with whom we do not have formal contractual arrangements. Consequently, failure of these carriers' networks to fully operate as a result of Year 2000 issues could also affect our operations. To our knowledge, none of these networks experienced any problems on or since January 1, 2000.

    Our total cost to date to proactively address our Year 2000 issues has not been material. The cost of addressing Year 2000 issues is reported as a general and administrative expense.

    We believe we identified and resolved all Year 2000 issues that could materially and adversely affect our business operations. However, for the reasons discussed above, we believe that it is not possible to determine with complete certainty that all Year 2000 issues affecting us have been identified or corrected and we may not know that this is true for several months. As a result, we believe that the following consequences are possible:

    - operational inconveniences and inefficiencies for us that will divert our management's time and attention and our financial and human resources from ordinary business activities;

    - business disputes and claims for pricing adjustments or penalties by our customers due to Year 2000 issues, which we believe will be resolved in the ordinary course of business; and

    - business disputes alleging that we failed to comply with the terms and conditions of contracts or industry standards of performance that result in litigation or contract termination.

    We developed contingency plans to be implemented if our efforts to identify and correct Year 2000 issues affecting our internal systems were ineffective. We have adopted the Year 2000 contingency plans as our standard operational contingency plans. Our contingency plans are designed to minimize the disruptions or other adverse effects. Our plans include:

    - accelerated replacement of affected equipment or software;

    - short to medium-term use of backup equipment and software;

    - increased work hours for our personnel; and

    - use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems.

    Our implementation of any of these contingency plans could require us to expend additional funds and could have a material adverse effect on our business, operating results and financial condition. Our efforts in this regard, if necessary, will be to minimize expense associated with the implementation and use of any contingency planning with our objective to employ the least costly plan necessary to address the relevant operational issues.

IMPACT OF INFLATION

    We do not believe that inflation has had a significant impact on our consolidated operations.

SEASONALITY

    Our business is not considered to be seasonal.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105,

"Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS
No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends some aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for our consolidated financial statements for the year ending December 31, 2001. We do not expect the impact of SFAS No. 133 to be material in relation to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our earnings are affected by changes in interest rates as our long-term debt under our senior credit facility has variable interest rates based on either the prime rate or LIBOR. Our exposure to variable interest rate risk during 1999 was insignificant due to our level of floating rate borrowings. However, if interest rates for our long-term debt under our senior credit facility had averaged 10% more and the full amount available under our senior credit facility had been outstanding for the entire year, our interest expense would have increased, and loss before taxes would have increased by $12.5 million for the year ended December 31, 1999. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could existing in this environment. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure. We had $114.7 million of senior notes outstanding as of December 31, 1999. These notes bear interest at a fixed rate of 14% and are not subject to risk from interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For information required by Item 8, refer to the consolidated financial statements included in the Financial Statements and Financial Statement Schedule section filed as part of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

    The following table sets forth information concerning our directors, executive officers and other key personnel, including their ages as of March 23, 2000:

NAME                                       AGE      POSITION
----                                     --------   --------
Richard A. Jalkut......................     56      Chairman of the Board
David E. Scott.........................     40      President, Chief Executive Officer and Director
Donald H. Goldman......................     40      Executive Vice President and Chief Operating Officer
David M. Hollingsworth.................     35      Senior Vice President of Financial Operations
Gregory C. Lawhon......................     40      Senior Vice President of Public Policy and General
                                                    Counsel
Bradley A. Moline......................     33      Senior Vice President of Finance and Chief Financial
                                                    Officer
Jeffrey D. Shackelford.................     39      Senior Vice President of Sales
David W. Vranicar......................     41      Senior Vice President and Chief Information Officer
Henry H. Bradley.......................     54      Director
Adam H. Clammer........................     29      Director
Mory Ejabat............................     49      Director
James H. Greene, Jr....................     49      Director
Henry R. Kravis........................     55      Director
Alexander Navab, Jr....................     33      Director
Thomas R. Palmer.......................     33      Director
George R. Roberts......................     56      Director

    RICHARD A. JALKUT is our chairman of the board and has been a director since March 2000. Since 1997, he has been president and chief executive officer of Pathnet, a privately held telecom company. From 1994 to 1997, Mr. Jalkut was the president, chief executive officer and chairman of the board of Nynex Telecommunications Group. From 1991 to 1994, he was the president, chief executive officer and chairman of the board of New York Telephone Company, and from 1990 to 1991, he was the executive vice president and chief operating officer.

    DAVID E. SCOTT, a co-founder and director, is also our president and chief executive officer. Mr. Scott has 17 years of managerial experience in the telecommunications industry. Prior to joining us, Mr. Scott was president and general manager of Kansas City FiberNet, a competitive local exchange carrier owned jointly by the country's two largest cable operators, TCI and Time Warner. Prior to his tenure at Kansas City FiberNet, Mr. Scott was vice president of strategic development for Sprint, responsible for developing investment plans in the competitive local exchange, wireless (PCS) and international marketplaces. Mr. Scott also served as director of strategic planning for Sprint from 1988 to 1991. Mr. Scott also serves as a director of BizSpace, Inc., an Internet publishing and E-commerce company he co-founded with Donald H. Goldman. BizSpace, Inc. produces web sites that serve as on-line trade publications. Their first website, www.clec.com, serves the competitive local exchange carrier industry. Mr. Scott holds a Bachelor of Science degree in electrical engineering, SUMMA CUM LAUDE, from the University of Missouri and a Master of Business Administration degree from the University of Chicago.

    DONALD H. GOLDMAN joined us in March 1998 as senior vice president of Internet services and is currently our executive vice president and chief operating officer. Mr. Goldman has over 15 years of managerial experience in the telecommunications industry. Prior to joining us, Mr. Goldman served as vice president, corporate development at Sprint where he developed strategy and managed the acquisition of companies in the areas of systems integration, Internet telephony, and wireless (PCS) services among others. While at Sprint, Mr. Goldman led the team that founded Sprint PCS. Mr. Goldman also serves as chairman of the board of BizSpace, Inc. Mr. Goldman holds a Bachelor of Arts degree, with honors, from Johns Hopkins University and a Master of Business Administration degree from the University of Chicago.

    DAVID M. HOLLINGSWORTH joined us in February 2000 as senior vice president of financial operations. Prior to joining us, from 1998 to February 2000, Mr. Hollingsworth was the vice president of finance and corporate development for GST Telecommunications. From 1997 to 1998, Mr. Hollingsworth was a telecommunications analyst at George K. Baum and Company. From 1993 through 1996, Mr. Hollingsworth served as director of finance and administration for Kansas City FiberNet. Before FiberNet, Mr. Hollingworth was a mergers and acquisitions manager for Sprint Corporation. Mr. Hollingsworth holds a Bachelor of Arts in Business Administration, CUM LAUDE, from Washington State University.

    GREGORY C. LAWHON joined us in January 1997 as senior vice president of public policy and general counsel. Prior to joining us, Mr. Lawhon practiced law for twelve years with the 90-lawyer Kansas City firm of Spencer Fane Britt & Browne. A partner in the firm since 1990, he was head of the firm's communications and media group and a member of its business group. Mr. Lawhon's areas of practice were mergers and acquisitions, with an emphasis on communications industry acquisitions, cable television franchising, and commercial and regulatory issues with respect to the telecommunications industry. Mr. Lawhon holds a Bachelor of Arts degree in Economics, MAGNA CUM LAUDE, from Vanderbilt University, and a law degree from Columbia University, where he was a Harlan Fiske Stone Scholar.

    BRADLEY A. MOLINE joined us in July 1997 as senior vice president of finance and chief financial officer. From 1994 to 1997, Mr. Moline was the treasurer and chief financial officer of Covenant Transport, Inc., a transportation company in Chattanooga, Tennessee that became publicly traded during his tenure. Prior to joining Covenant Transport, Mr. Moline worked for Ernst & Young LLP in Kansas City, Missouri and Grant Thornton in Lincoln, Nebraska, providing customer services in the auditing and consulting areas. Mr. Moline holds a Bachelor of Administration degree in Business Administration, with distinction, from the University of Nebraska and is a certified public accountant.

    JEFFREY D. SHACKELFORD, a co-founder, is senior vice president of sales.
Mr. Shackelford has 13 years of experience in the telecommunications industry. Prior to joining us, Mr. Shackelford served as director of sales and marketing for Kansas City FiberNet. Prior to joining Kansas City FiberNet,
Mr. Shackelford was the Branch Manager for Sprint's commercial sales office in Kansas City and was responsible for sales and service of small to large business customers. During his tenure at Sprint, which began in 1988, Mr. Shackelford also developed the long distance industry's first PC-based call management system, FONVIEW. Mr. Shackelford holds a Bachelor of Science degree in Computer Science from the University of Kansas.

    DAVID W. VRANICAR joined us in March 1997 and serves as senior vice president and chief information officer. Prior to joining us, Mr. Vranicar was vice president, international business development, at Sprint. Before joining Sprint in 1992, Mr. Vranicar was vice president, Asia/Pacific operations, at MPSI Systems Private Ltd., based in Singapore. MPSI is a software and information services company that develops and markets decisions-support software and databases to major retail companies. Mr. Vranicar was the company's senior executive in the Asia/Pacific division, directing a staff of approximately 80 engaged in software development, computer graphics, and customer technical support. Mr. Vranicar holds a Bachelor of Business degree in Marketing, with honors, from the University of Texas at Austin, and a Master of Business Administration degree, with distinction, from the University of Michigan at Ann Arbor.

    HENRY H. BRADLEY has been a director since January 1997. He is the chairman of the board of News-Press & Gazette Company, or NPG, one of our co-founders. NPG is a family-owned company that owns and operates a daily newspaper, cable television systems, network affiliate broadcast television stations and FM and AM radio stations. Mr. Bradley has held a number of other positions with NPG since joining NPG in 1971, including terms as the editor and publisher of the St. Joseph News-Press. Mr. Bradley holds a Bachelor's degree from the University of Missouri.

    ADAM H. CLAMMER has been a director since August 1999. Prior to joining KKR in 1995, he was with Morgan Stanley & Co. in its mergers and acquisitions department. At KKR, Mr. Clammer has been involved in investments in Intermedia Communications, Inc., CAIS Internet, Inc., Zhone Technologies, RELTEC and Borden. He is also a director of AEP Industries, Inc. and a number of private companies.

    MORY EJABAT has been a director since March 2000. Since September 1999, Mr. Ejabat has been the chairman and chief executive officer of Zhone Technologies, Inc. Prior to joining Zhone, Mr. Ejabat served as the president and chief executive officer of Ascend Communications, Inc. from June 1995 to June 1999. Before becoming the president and chief executive officer of Ascend in 1995, Mr. Ejabat had served as vice president, operations from 1990 to 1992 and as executive vice president from 1992 to 1995.

    JAMES H. GREENE, JR. has been a director since August 1999 and is a member of the limited liability company which serves as the general partner of KKR and a general partner of KKR Associates. He is also a director of Accuride Corporation, Owens-Illinois, Inc., Safeway Inc., Shoppers Drug Mart, Inc., Intermedia Communications, Inc., CAIS Internet, Inc., Tenovis, formerly a division of Bosch Telecom, and Zhone Technologies.

    HENRY R. KRAVIS has been a director since March 2000. He is a founding partner of KKR and since January 1996 a managing member of the executive committee of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co., L.P. He is also a director of Accuride Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., Safeway, Inc., Sotheby's Holdings, Inc., Spalding Holdings Corporation, and TI Group plc. Messrs. Kravis and Roberts are first cousins.

    ALEXANDER NAVAB, JR. has been a director since August 1999. He has been an executive of KKR and a limited partner of KKR Associates since 1993. From 1991 to 1993, Mr. Navab was an associate at James D. Wolfensohn, Inc. He is also a director of Borden, Inc., KSL Recreation Group, Inc., Intermedia Communications, Inc., CAIS Internet, Inc., Tenovis, formerly a division of Bosch Telecom, and Zhone Technologies.

    THOMAS R. PALMER has been a director since April 1999. Since June 1997,
Mr. Palmer has been a general partner at Kansas City Equity Partners, and focuses on investments in the telecommunications and information technology sector. He joined the firm in August 1995. Prior to joining Kansas City Equity Partners, he held positions at Ameritech and Trans National Group. Mr. Palmer also serves on the boards of Net Sales, Vroom and several other private companies. Mr. Palmer is a graduate of Dartmouth College and the Kellogg School of Management at Northwestern University.

    GEORGE R. ROBERTS has been a director since March 2000. He is a founding partner of KKR and since January 1996 a managing member of the executive committee of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co., L.P. He is also a director of Accuride Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., IDEX Corporation, KinderCare Learning Center, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., Safeway, Inc. and Spalding Holdings Corporation. Messrs. Kravis and Roberts are first cousins.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    During the year ended December 31, 1999, we did not have equity securities registered pursuant to Section 12 of the Exchange Act and this item is, therefore, non-applicable.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Directors who are also our executive officers do not receive any additional compensation for serving as members of the board of directors or any of its committees. Beginning in 2000, non-employee directors are expected to receive a cash stipend of $5,000 payable annually and reimbursement of expenses for serving on the board of directors and any committees of the board, as well as an annual option to purchase 5,000 shares of common stock. Each non-employee director currently on the board will receive an option to purchase
10,000 shares of common stock upon completion of our initial public offering at the offering price. These options will vest in equal annual installments over the next four years. In addition, Messrs. Ejabat and Jalkut each received on March 22, 2000 an additional option to purchase 30,000 shares of common stock at an exercise price of $7.50 per share. These options will vest in equal annual installments over the next two years.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our chief executive officer and each of the four other most highly compensated executive officers that earned more than $100,000 during 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                          ANNUAL COMPENSATION       ---------------------
                                                       --------------------------   SECURITIES UNDERLYING    ALL OTHER
NAME AND                                                           OTHER ANNUAL            OPTIONS          COMPENSATION
PRINCIPAL POSITION                YEAR     SALARY($)   BONUS($)   COMPENSATION($)          (#)(1)              ($)(2)
------------------              --------   ---------   --------   ---------------   ---------------------   ------------
David E. Scott................    1999      203,846         --              --              200,000             8,153
  President and Chief             1998      175,000         --              --            1,052,362             7,000
  Executive Officer(3)            1997      164,904         --              --                   --                --
Donald H. Goldman.............    1999      192,892         --              --              150,000             7,716
  Executive Vice President        1998      101,346         --              --              263,750                --
  and Chief                       1997           --         --              --                   --                --
  Operating Officer(4)
Gregory C. Lawhon.............    1999      184,615         --              --               75,000             7,385
  Senior Vice President of        1998      175,000         --              --              328,863             5,386
  Public Policy and General       1997      164,904         --              --                   --                --
  Counsel(3)
David W. Vranicar.............    1999      177,331         --              --               75,000             7,093
  Senior Vice President           1998      150,000         --              --              274,052             6,000
  and Chief Information           1997      118,269         --              --                   --                --
  Officer(5)
Stephen L. Sauder.............    1999      216,561         --              --                   --             8,663
  Vice President(6)               1998      226,471         --              --                   --                --
                                  1997      134,577    128,667              --                   --                --

------------------------

(1) Includes options to purchase shares of our common stock, which were issued under our 1998 employee stock option plan. Prior to the private placement of our series B preferred stock, we were a party to various stock option agreements with our employees, all of which were governed by our 1997 stock option plan. In connection with the 1998 private placement of series B preferred stock, the 1997 stock option plan was replaced with the 1998 stock option plan, and all stock option agreements governed by the 1997 stock option plan were terminated. Options issued to the members of management during 1998 were granted under our 1998 employee stock option plan and were exercisable immediately on grant at an exercise price of $0.001 per share. The shares issued under these options vest over a four-year period, at a rate of 6.25% per quarter. Options issued during 1999 were also granted under our 1998 stock option plan and vest 25% at the first anniversary of the grant, then 6.25% per quarter thereafter. All stock options have been adjusted to reflect a stock dividend made on June 23, 1998. Holders of exercised options have voting power with respect to all shares of common stock underlying the options. Upon termination of employment, we have the right to repurchase all options which have not vested as of that date, subject to some exceptions.

(2) Reflects matching contributions made by us under our 401(k) plan.

(3) Reflects compensation paid to Messrs. Scott and Lawhon commencing in January 1997.

(4) Mr. Goldman joined us in March 1998 as senior vice president of Internet services. In August 1999 Mr. Goldman was named senior vice president of operations and chief operating officer.

(5) Reflects compensation paid to Mr. Vranicar commencing in March 1997.

(6) Mr. Sauder joined us after the Valu-Line acquisition and currently serves as vice president. Compensation listed was paid by Valu-Line from January 1997 to February 1998.

OPTIONS GRANTS

    The following table sets forth summary information regarding option grants made during 1999 to our chief executive officer and each of our four other highly paid executive officers. The exercise price per share is equal to the fair market value of our common stock on the date of grant as determined by our board of directors:

                                                                                                     POTENTIAL
                                                                                                 REALIZABLE VALUE
                                                                                                    AT ASSUMED
                                                      INDIVIDUAL GRANTS                        ANNUAL RATES OF STOCK
                                  ---------------------------------------------------------            PRICE
                                    NUMBER OF       % OF TOTAL                                   APPRECIATION FOR
                                   SECURITIES        OPTIONS                                          OPTION
                                   UNDERLYING       GRANTED TO     EXERCISE OR                        TERM(3)
                                     OPTIONS       EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------
NAME                              GRANTED(#)(1)   FISCAL YEAR(2)    ($/SHARE)       DATE       5%($)         10%($)
----                              -------------   --------------   -----------   ----------   --------      ---------
David E. Scott..................     200,000            11.5%         4.50         10/7/09    566,005       1,434,368
Donald H. Goldman...............      50,000             2.8%         3.00         1/15/09     94,334         239,061
                                     150,000             8.4%         4.50         10/7/09    424,504       1,075,776
Gregory C. Lawhon...............      75,000             4.3%         4.50         10/7/09    212,252         537,888
David W. Vranicar...............      75,000             4.3%         4.50         10/7/09    212,252         537,888
Stephen L. Sauder...............          --               --           --              --         --              --

------------------------

(1) Options granted to purchase shares of our common stock were made under our 1998 employee stock option plan. In the event that a purchaser ceases to provide service to us and our affiliates, we have the right to repurchase any of that person's unvested shares of common stock at the original option exercise price. Generally, these options vest 25% on the first anniversary of the grant date and quarterly thereafter at a rate of 6.25%.

(2) The percentage of total options was calculated based on options to purchase an aggregate of 1,794,800 shares of common stock granted to employees under the 1998 stock option plan in 1999.

(3) The potential realizable value was calculated based on the ten-year term of the options and assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the options were granted to their expiration date based on the fair market value of the common stock on the date of grant.

1998 EMPLOYEE STOCK OPTION PLAN

    Under our 1998 employee stock option plan, as amended, options to purchase shares of our common stock in the form of both incentive stock options and nonqualified stock options were granted to our employees or employees of certain of our subsidiaries. A total of 7,720,845 shares of our common stock were reserved for issuance under this option plan. As of December 31, 1999, options to acquire 2,030,850 shares were issued and outstanding with a weighted average exercise price of $3.57 per share. These options generally vest 25% per year over four years from the date of grant. Under a resolution of our board of directors, no new options may be granted under this option plan.

401(K) PLAN

    We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, covering all of our full-time employees. Under the 401(k) plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) plan and income earned on plan contributions are not taxable to employees until withdrawn from the 401(k) plan. The trustees under the 401(k) plan, at the direction of each participant, invest the participant's assets in the 401(k) plan in selected investment options.

1999 OPTION VALUES

    The following table shows for the fiscal year ended December 31, 1999, information regarding options granted to, exercised by, and held at year end by, our chief executive officer and each of our four other most highly paid executive officers during 1999:

                                                             NUMBER OF SECURITIES                  VALUE OF
                                                                  UNDERLYING                     UNEXERCISED
                                                            UNEXERCISED OPTIONS(#)         IN-THE-MONEY OPTIONS($)
                               SHARES         VALUE     ------------------------------   ----------------------------
                            ACQUIRED ON     REALIZED                                                   UNEXERCISABLE
NAME                       EXERCISE(#)(1)    ($)(2)     EXERCISABLE   UNEXERCISABLE(3)   EXERCISABLE       (2)(3)
----                       --------------   ---------   -----------   ----------------   -----------   --------------
David E. Scott...........     263,091       1,972,916          --          791,953            --       5,039,060

Donald H. Goldman........      65,938         494,465      12,500          335,859       168,750       1,562,547

Gregory C. Lawhon........      82,216         616,536          --          259,985            --       1,612,206

David W. Vranicar........      68,513         513,779          --          229,154            --       1,381,003

Stephen L. Sauder........          --              --          --               --            --             --

------------------------

(1) For purposes of this table alone, "exercise" means an employee's acquisition of shares of common stock which have already vested, "exercisable" means options to purchase shares of common stock which are subject to exercise and "unexercisable" means all other options to purchase shares of common stock.

(2) Amounts shown under the "Value Realized" and "Value of Unexercised In-the-Money Options" are based upon the estimated December 31, 1999 estimated fair market value of our common stock of $7.50 per share minus the per share exercise price multiplied by the number of shares underlying the option.

(3) Includes options to purchase shares of common stock, which were issued under the 1998 employee stock option plan. Options issued during 1998 under the 1998 employee stock option plan were granted at an exercise price of $0.001 per share. Options issued during 1999 under the 1998 stock option plan were granted at an exercise price of $4.50 per share. All options vest 25% on the first anniversary of the grant date and quarterly thereafter at a rate of 6.25%.

EMPLOYMENT AGREEMENTS

    Each of Messrs. Scott, Goldman, Lawhon, Moline, Shackelford and Vranicar entered into an amended and restated employment agreement with us in October 1999. In addition, Mr. Sauder entered into an employment agreement with us in February 1998, and Mr. Hollingsworth entered into an employment agreement with us in February 2000.

    The base salary under each of these agreements is $200,000 per year, except that Mr. Scott's base salary is $250,000 per year, Mr. Goldman's is $225,000 per year and Mr. Sauder's is $213,000 per year. Each of the executives is eligible for a bonus based on achievement of performance criteria established by the board for that executive.

    Each of the employment agreements provides that upon termination of employment by us, other than for cause, disability or death, or termination of the employment by the executive for good reason, we will pay the executive the following severance. We will pay the executive's salary for the remainder, if any, of the calendar month in which the termination is effective and, in the case of each of Messrs. Scott, Vranicar, Shackelford and Goldman, 24 calendar months thereafter and, in the case of each of Messrs. Lawhon, Sauder, Hollingsworth and Moline, 12 calendar months thereafter. In addition, we will pay each executive his prorated targeted incentive compensation for the year during which the termination is effective plus, in the case of each of Messrs. Scott, Vranicar, Shackelford and Goldman, two times the executive's targeted incentive compensation for that year, and, in the case of each of Messrs. Lawhon, Hollingsworth and Moline, the full amount of the executive's targeted incentive compensation for that year. Upon termination of employment for disability, we will pay the employee's salary through the remainder of the calendar month during which the termination is effective and for the lesser of
(1) six calendar months thereafter or (2) the period until disability insurance benefits commence. Upon termination of employment from death, we will pay the employee's salary through the end of the calendar month in which his death occurs. Each agreement provides for noncompetition, nonsolicitation and nondisclosure covenants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the members of the compensation committee of the board of directors is currently or has been, at any time since our formation, our officer or employee.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

    The following is a report of the Compensation Committee of our Board of Directors (Committee), describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 1999.

    GENERAL POLICIES

    The Committee is responsible for assisting the Chief Executive Officer (CEO) in devising general compensation policies and compensation plans, as well as the specific compensation levels for individual executive officers. The Committee also administers the stock option, employee stock purchase and 401(k) plans and determines the terms and conditions of grants thereunder. The Committee consists of Messrs. Bradley, Greene, Navab and Mr. Scott, Birch's CEO. Prior to his departure from the board in August 1999, Ian Bund was a member of the Committee. Mr. Scott does not participate in Committee deliberations or decisions involving his own compensation.

    The goals of the Committee are to:

    - align compensation with business objectives and performance;

    - adopt policies that enable us to attract, retain and reward executive officers and other key employees who contribute to Birch's long-term success; and

    - motivate executives and employees as we seek to enhance long-term stockholder value..

    In order to meet these goals, the Committee has adopted the following policies:

    - Offer pay that is competitive with the practices of the leading telecommunications companies with which compete for talent. To ensure that pay is competitive, the Committee regularly compares its pay practices with these companies and sets it pay parameters based on this review.

    - Maintain annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

    - Provide significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term. The Committee wants Birch's executives and employees to respond to business challenges and opportunities as owners and not just as employees.

    The compensation mix offered to employees reflects a balance of annual cash payments, consisting of base salary and incentive bonus payments and long-term stock-based incentives in the form of stock options.

    BASE SALARIES

    The salary component of executive compensation is based on the executive's level of responsibility for meeting targeted objectives and their overall performance. Base salaries for executives are reviewed and adjusted at least annually based on information regarding competitive salaries, the results of industry compensation surveys, individual experience and performance.

    CASH BONUSES

    Our incentive program for executive officers provides direct financial incentives in the form of cash bonuses based on previous year performance.

    STOCK OPTIONS

    The Committee's long-term incentive program is centered around the granting of stock options under the 1998 Stock Option Plan. These stock options, which typically have vesting periods of four years, encourage key employees to continue their service with Birch and motivate their performance. Executive officers receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Employees receive value from these grants only if Birch's common stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the telecommunications industry and our philosophy of linking executive compensation with stockholder interests. The Committee believes this approach creates an appropriate focus on longer term objectives and promotes executive retention.

    COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    Mr. Scott has served as Birch's President and CEO since inception. In February 1998, Mr. Scott entered into an employment agreement, the terms of which are described in more detail in "Employment Agreements."

    During fiscal 1999, Mr. Scott received aggregate salary of $203,846, which reflects the August 1999 increase in Mr. Scott's base salary from $175,000 to $250,000. In addition, Mr. Scott was granted options to purchase an aggregate of 200,000 shares of our common stock in 1999. This compensation reflects the August 1999 increase in Mr. Scott's base salary from $175,000 to $250,000.
Mr. Scott did not receive a cash bonus in 1999. In reviewing the compensation paid to Mr. Scott in 1999, the Committee considered a number of factors, including competitive market compensation packages, Mr. Scott's past performance and the responsibilities he has assumed as CEO. Based on its internal review and informal information reviewed by the Committee, the Committee believes that the base salary level for Mr. Scott is commensurate with salaries paid to chief executive officers of comparable companies in similar industries.

    Overall, the Committee believes that Mr. Scott is being appropriately compensated in a manner that is consistent with the long-term interests of stockholders.

    CONCLUSION

    A significant portion of the Committee's compensation program, including
Mr. Scott's compensation, are contingent on individual performance, and the realization of benefits is closely linked to increases in long-term stockholder value. The Committee remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

    The members of the Committee submit the foregoing report.

    COMPENSATION COMMITTEE:

    Henry H. Bradley
    James H. Greene, Jr.
    Alexander Navab, Jr.
    David E. Scott

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides summary information regarding the beneficial ownership of our outstanding capital stock as of March 23, 2000 for:

    - each person or group who beneficially owns more than 5% of our capital stock on a fully diluted basis;

    - each of the executive officers and the former executive officer named in the Summary Compensation Table;

    - each of our directors; and

    - all of our directors and executive officers as a group.

    Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 23, 2000 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Birch Telecom, Inc., 2020 Baltimore Avenue, Kansas City, Missouri 64108.

       NAME AND ADDRESS OF                              NUMBER OF SHARES
       BENEFICIAL OWNER(A)                             BENEFICIALLY OWNED
---------------------------------  ----------------------------------------------------------
                                                           PREFERRED STOCK SERIES
                                    COMMON     ----------------------------------------------
                                   STOCK (B)       B           C           D           F
                                   ---------   ---------   ---------   ---------   ----------
DIRECTORS AND EXECUTIVE OFFICERS:
Richard A. Jalkat(c).............    26,667           --          --          --           --
David E. Scott...................  1,190,768          --     189,900          --           --
Donald H. Goldman................   263,750           --          --          --          5.5
Gregory C. Lawhon................   380,137       49,453          --          --           --
Bradley A. Moline(d).............   297,932       74,509          --          --           --
Jeffrey D. Shackelford...........   794,162           --     126,600          --           --
David W. Vranicar................   316,780       36,266          --          --           --
Henry H. Bradley(e)..............        --    1,978,128   1,582,500     333,333           --
Adam H. Clammer(f)(l)............        --           --          --          --   23,596,492
Mory Ejabat(c)                       66,667           --          --          --           --
James H. Greene, Jr.(f)(l).......        --           --          --          --   23,596,492
Henry R. Kravis(f)(l)............        --           --          --          --   23,596,492
Alexander Navab, Jr.(f)(l).......        --           --          --          --   23,596,492
Thomas R. Palmer(g)(m)...........        --      945,108          --     666,667           --
George R. Roberts(f)(l)..........        --           --          --          --   23,596,492
Stephen L. Sauder(h).............        --       85,719   4,089,575          --           --
All directors and executive
  officers as a group (16
  persons).......................  3,336,862   3,169,183   5,988,575   1,000,000   23,596,492

5% OWNERS:
News-Press & Gazette Company(i)..        --    1,648,438   1,582,500     222,222           --
Advantage Capital Missouri
  Partners I, L.P.(j)............        --    1,318,750          --     145,550           --
Advantage Capital Missouri
  Partners II, L.P.(j)...........        --           --          --     417,450           --
Pacific Capital, L.P.(k).........        --    1,219,925          --          --           --
BTI Ventures L.L.C.(f)(l)........        --           --          --          --   23,596,492
Kansas City Equity Partners I,
  L.P.(g)(m).....................        --      945,108          --     111,111           --
Kansas City Equity Partners
  Ventures II, L.P. (g)(m).......        --           --          --     555,556           --
White Pines Limited
  Partnership I(n)...............        --      989,128          --          --           --
LBI Group, Inc. (o)..............        --           --          --     586,617           --

       NAME AND ADDRESS OF
       BENEFICIAL OWNER(A)                        PERCENTAGE OF CLASS OWNED
---------------------------------  --------------------------------------------------------
                                                          PREFERRED STOCK SERIES
                                    COMMON     --------------------------------------------
                                   STOCK (B)      B           C           D           F
                                   ---------   --------    --------    --------    --------
DIRECTORS AND EXECUTIVE OFFICERS:
Richard A. Jalkat(c).............    *             --%         --%         --%         --%
David E. Scott...................    24.9          --         3.0          --          --
Donald H. Goldman................    5.68          --          --          --          --
Gregory C. Lawhon................     8.0           *          --          --          --
Bradley A. Moline(d).............     6.2          --          --          --
Jeffrey D. Shackelford...........    16.6          --         2.0          --          --
David W. Vranicar................     6.6           *          --          --          --
Henry H. Bradley(e)..............      --%       23.1        25.2        11.6          --
Adam H. Clammer(f)(l)............      --          --          --          --       100.0
Mory Ejabat(c)                        1.4          --          --          --          --
James H. Greene, Jr.(f)(l).......      --          --          --          --       100.0
Henry R. Kravis(f)(l)............      --          --          --          --          --
Alexander Navab, Jr.(f)(l).......      --          --          --          --       100.0
Thomas R. Palmer(g)(m)...........      --        11.0          --        23.2          --
George R. Roberts(f)(l)..........      --          --          --          --          --
Stephen L. Sauder(h).............      --         1.0        65.2          --          --
All directors and executive
  officers as a group (16
  persons).......................    69.8        37.0        95.5        34.9       100.0
5% OWNERS:
News-Press & Gazette Company(i)..      --        19.2        25.2         7.8          --
Advantage Capital Missouri
  Partners I, L.P.(j)............      --        15.4          --         5.1          --
Advantage Capital Missouri
  Partners II, L.P.(j)...........      --          --          --        14.6          --
Pacific Capital, L.P.(k).........      --        14.2          --          --          --
BTI Ventures L.L.C.(f)(l)........      --          --          --          --       100.0
Kansas City Equity Partners I,
  L.P.(g)(m).....................      --        11.0          --         3.9          --
Kansas City Equity Partners
  Ventures II, L.P. (g)(m).......      --          --          --        19.4          --
White Pines Limited
  Partnership I(n)...............      --        11.5          --          --          --
LBI Group, Inc. (o)..............      --          --          --        20.5          --

NAME AND ADDRESS OF                                           PERCENTAGE OF TOTAL VOTING POWER OF
BENEFICIAL OWNER(A)                                               FULLY DILUTED COMMON STOCK
-------------------                                           -----------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
Richard A. Jalkat...........................................                    *%
David E. Scott..............................................                  3.0
Donald H. Goldman...........................................
Gregory C. Lawhon...........................................                    *
Bradley A. Moline(d)........................................                    *
Jeffrey D. Shackelford......................................                  2.0
David W. Vranicar...........................................                    *
Henry H. Bradley(e).........................................                  8.5
Adam H. Clammer(f)(l).......................................                 51.2
Mory Ejabat.................................................                    *
James H. Greene, Jr.(f)(l)..................................                 51.2
Henry R. Kravis.............................................                 51.2
Alexander Navab, Jr.(f)(l)..................................                 51.2
Thomas R. Palmer(g)(m)......................................                  3.5
George R. Roberts...........................................                 51.2
Stephen L. Sauder(h)........................................                  9.1
All directors and executive officers as a group (16
  persons)..................................................                 80.5
5% OWNERS:
News-Press & Gazette Company(i).............................                  7.5
Advantage Capital Missouri Partners I, L.P.(j)..............                  3.2
Advantage Capital Missouri Partners II, L.P.(j).............                    *
Pacific Capital, L.P.(k)....................................                  2.7
BTI Ventures L.L.C.(f)(l)...................................                 51.2
Kansas City Equity Partners I, L.P. (KCEP)(g)(m)............                  2.3
Kansas City Equity Partners Ventures II, L.P.
  (KCEP)(g)(m)..............................................                  1.2
White Pines Limited Partnership I(n)........................                  2.2
LBI Group, Inc.(o)..........................................                  1.3

------------------------

*   Less than one percent

(a) Beneficial ownership is determined in accordance with the SEC's rules and includes voting and investment power with respect to the shares.

(b) Includes options to purchase shares of the common stock, which were issued pursuant to our 1998 Stock Option Plan. Certain options are exercisable immediately on grant at an exercise price of $.001 per share, and vest over a four-year period, at a rate of 6.25% per quarter. All other options are exercisable at a price of $4.50 per share subject to a four-year vesting period, at a rate of 6.25% per quarter. Holders of exercised options have voting power with respect to all shares of common stock underlying the options. Upon termination of employment with us, we have the right to purchase all options which have not vested as of that date, subject to certain exceptions.

(c) In March 1999, Mr. Jalkat, chairman of our board of directors, agreed to purchase 26,667 shares of our common stock for $200,000 and Mr. Ejabat, a member of our board of directors, agreed to purchase 66,667 shares of our common stock for $500,000.

(d) Includes 19,275 shares of Series B Preferred Stock held by Mr. Moline's immediate family subject to options exercisable within 60 days of February 29, 2000

(e) Includes 1,648,438 shares of Series B Preferred Stock, 1,582,500 shares of Series C Preferred Stock and 222,222 shares of Series D Preferred Stock held by News-Press & Gazette Company.

    Mr. Bradley and his brother hold voting power of News-Press & Gazette Company. Also includes 329,690 shares of Series B Preferred Stock and 111,111 shares of Series D Preferred Stock held by various trusts and relatives of the Bradley family.

(f) All of the shares indicated are owned of record by BTI Ventures L.L.C. and are included because of Messrs. Clammer's, Greene's, Kravis', Navab's and Roberts' affiliation with BTI Ventures L.L.C. These individuals disclaim beneficial ownership of the shares within the meaning of Rule 13d-3 under the Exchange Act.

(g) Includes 945,108 shares of Series B Preferred Stock and 111,111 shares of Series D Preferred Stock held by Kansas City Equity Partners Ventures I and 555,556 shares of Series D Preferred Stock held by Kansas City Equity Partners Ventures II. Mr. Palmer holds voting power of Kansas City Equity Partners Ventures.

(h) Includes 65,937 shares of Series B Preferred Stock held by Mr. Sauder's father, 1,544,787 shares of Series C Preferred Stock held in trust by his wife and 1,000,000 shares of Series C Preferred Stock held in trust by S.L. Sauder LTP. L.L.P.

(i) The principal business address of News-Press & Gazette Company is 825 Edmond Street, St. Joseph, MO 64501.

(j) The principal business address of Advantage Capital Missouri Partners L.P. is 7733 Forsyth Boulevard, Suite 1850, St. Louis, MO 63105.

(k) The principal business address of Pacific Capital, L.P. is 2401 Plymouth Road, Suite B, Ann Arbor, MI 48105.

(l) The principal business address of BTI Ventures L.L.C. is 9 W. 57(th) Street, Suite 4200, New York, NY 10019.

(m) The principal business address of Kansas City Equity Partners is 233 West 47(th) Street, Kansas City, MO 64112.

(n) The principal business address of White Pines Limited Partnership I is 2401 Plymouth Road, Suite B, Ann Arbor, MI 48105.

(o) The principal business address of LBI Group, Inc. is 3 World Financial Center, 200 Vesey Street, New York, NY 10285.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES D PREFERRED STOCK OFFERING

    In July 1999, we completed a private placement of 2,222,222 shares of series D preferred stock at a purchase price of $4.50 per share for aggregate proceeds of approximately $10.0 million. The transaction was consummated pursuant to the purchasers rights agreement described below and the series D preferred stock purchase agreement. Under the series D preferred stock purchase agreement, NPG, a stockholder that owned in excess of 5% of our voting securities at the time of the series D preferred stock offering, purchased
$1.0 million of series D preferred stock, and parties affiliated with NPG, including Henry H. Bradley, chairman of our board of directors at that time and of NPG, purchased $500,000 of series D preferred stock. Advantage Capital Missouri Partners I, L.P., a stockholder that owned in excess of 5% of our voting securities at the time of the series D preferred stock offering, purchased $655,000 of the series D preferred stock. In addition, Ian R. N. Bund, one of our directors at the time of the series D preferred stock offering, purchased $82,000 of the series D preferred stock. Affiliates of KCEP I and KCEP II also purchased $3.0 million of our series D preferred stock.
Mr. Palmer, one of our directors at the time of the series D preferred stock offering, holds voting power of KCEP I and KCEP II.

SERIES F PREFERRED STOCK OFFERING

    In August 1999, we issued and sold 13,333,334 shares of our series F preferred stock at a purchase price of $4.50 per share to BTI Ventures, L.L.C., an affiliate of KKR, for aggregate proceeds of $60.0 million. KKR received three seats on our then seven-seat board of directors. Additionally, on March 23, 2000, KKR exercised its options to purchase 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share. Giving effect to this exercise KKR's investment would have represented a 51.2% equity interest as of March 23, 2000. In connection with their exercise of these options, KKR received two additional seats on our eleven-seat board of directors.

    In connection with the series F preferred stock offering, we repurchased 2,222,222 shares of our series C preferred stock from Stephen L. Sauder, a stockholder who owned more than 5% of our voting securities at the time of the series F preferred stock offering, for $10.0 million.

    Also, in connection with the series F preferred stock offering, we converted each outstanding share of our series B preferred stock into one share of amended and restated series B preferred stock. In addition, the holders of series B preferred stock surrendered their existing redemption and participating liquidation preference in exchange for 0.2222 shares of our series E preferred stock. We redeemed the series E preferred stock issued to the series B preferred stock holders for a total of $8.6 million. The rights and preferences of the series B preferred stock were amended and restated to remove mandatory redemption rights and change the liquidation rights.

    In connection with the series F preferred stock offering, NPG, a stockholder that owned in excess of 5% of our voting securities at the time of the series F preferred stock offering, received 366,320 shares of series E preferred stock, which were redeemed for an aggregate total of $1.6 million, and parties affiliated with NPG, including Henry H. Bradley, chairman of our board of directors and of NPG, received 73,264 shares of series E preferred stock, which were redeemed for an aggregate total of $329,690. Advantage Capital Missouri Partners I, L.P., a stockholder which owned in excess of 5% of our voting securities at the time of the series F preferred stock offering, received 293,056 shares of the of the series E preferred stock, which were redeemed for an aggregate total of $1.3 million. Bradley A. Moline, our senior vice president of finance and chief financial officer, received 15,385 shares of series E preferred stock, which were redeemed for an aggregate total of $69,234. Pacific Capital, L.P., a stockholder which owned in excess of 5% of our voting securities at the time of the series F preferred stock offering, received 271,095 shares of the of the series E preferred stock, which were redeemed for an aggregate total of $1.2 million. Steven L. Sauder, our vice president, together with his father, Earl W. Sauder, received an aggregate of 19,048 shares of series E preferred stock, which were redeemed for an aggregate total of $85,718. KCEP I and KCEP II together received an aggregate of 210,022 shares of series E preferred stock, which were redeemed for an aggregate total of $945,099.

PURCHASERS RIGHTS AGREEMENT

    Our current stockholders are parties to the purchasers rights agreement, which provides that they vote their respective shares in a manner as to elect persons specified in the agreement to serve as directors. The holders of series F preferred stock have agreed to vote their shares to elect
Messrs. Greene, Navab and Clammer. The two additional designees of the holders of series F preferred stock are Messrs. Kravis and Roberts. In addition, the holders of series B preferred stock, series C preferred stock and series D preferred stock have agreed to vote their shares to elect Henry H. Bradley and Thomas R. Palmer. The holders of common stock have agreed to vote their shares for the election of David E. Scott. So long as the purchasers rights agreement is in effect, these investors will effectively control the election of our board of directors.

    REGISTRATION RIGHTS

    The parties to the purchasers rights agreement, subject to some conditions, have registration rights with respect to shares of common stock, including shares of common stock issuable upon conversion or redemption of shares of series F preferred stock or upon conversion of shares of series B preferred stock, series C preferred stock, or series D preferred stock. These purchasers have, subject to some conditions, demand and "piggy-back" registration rights. The purchasers rights agreement provides that each purchaser of stock is subject to lock-up restrictions in the event of a public offering of our securities.

    RESTRICTIONS ON TRANSFER

    Our outstanding common stock (including shares issued pursuant to options) and each series of preferred stock are subject to restrictions on transfer. Holders of common stock and each series of preferred stock that are parties to the purchasers rights agreement, subject to some exceptions, may not transfer their shares without first giving us the opportunity to purchase the shares. In addition, subject to some exceptions, the holders of common stock or any series of preferred stock that are parties to the purchasers rights agreement may not transfer their shares without first giving the other purchasers under the purchasers rights agreement the opportunity to participate in the transfer.

    PRE-EMPTIVE RIGHTS

    Holders of our common stock and each series of preferred stock that are parties to the purchasers rights agreement have the right to purchase a pro rata portion of any common stock or preferred stock that we propose to sell and issue, subject to some exceptions.

    SIZE OF THE BOARD OF DIRECTORS

    The purchasers rights agreement provides that so long as at least 6,666,667 shares of series F preferred stock remain outstanding, the holders of series F preferred stock are entitled to elect and remove directors in accordance with our restated certificate. In the event that less than 6,666,667 shares of series F preferred stock remain outstanding, but BTI Ventures L.L.C. and its affiliates, which include KKR, beneficially own at least 10% of our outstanding common stock, BTI has the right to designate the number of persons to serve as members of the board determined in accordance with a formula set forth in the purchasers rights agreement. Currently there are five BTI nominees sitting on our eleven seat board of directors.

    For so long as at least 8,532,394 shares of series B preferred stock, series C preferred stock and series D preferred stock remain outstanding, the holders of this stock, voting together as a class, are entitled to elect and remove directors pursuant to our restated certificate.

    BTI DRAG-ALONG RIGHTS

    Holders of common stock and each series of preferred stock that are parties to the purchasers rights agreement are required to sell their shares in the event that BTI Ventures L.L.C. or its affiliates agree to sell or transfer their shares, or to sell all or substantially all of our assets, to a third party.

    BTI VETO RIGHTS

    The purchasers rights agreement provides that for so long as BTI or any of its affiliates beneficially owns at least 6,666,667 shares of our common stock or series F preferred stock, the approval of at least one BTI nominee on our board will be required for our board of directors to approve and authorize any of the following: any changes in our capital structure, such as increases or decreases in the total authorized shares of our common stock and issuances of our capital stock; any payment of dividends or distributions on our capital stock; subject to limited exceptions, any reclassification, combination, split, redemption or other acquisition of any shares of our capital stock; any incurrence of indebtedness exceeding $5.0 million; any change in the size or composition of our board or any board committee or creation of any board committee; subject to limited exceptions, any affiliate transaction; any hiring or termination of a chief executive officer or other key officer; any adoption or modification of our annual budget and business plan; any amendment or modification of any material provision of our senior notes indenture, senior credit facility or any other material contract; any adoption, renewal or material modification of any material compensation or benefit plan or arrangement; any authorization of entering into a new line of business or the expansion outside of Missouri, Kansas and Texas; any consolidation, reorganization, recapitalization, merger or similar transaction; any transfer of our assets, including by pledge, in excess of $5.0 million; subject to limited exceptions, any acquisition of assets or securities for more than $5.0 million; any amendment to our certificate of incorporation or bylaws; any voting or similar arrangement regarding our capital stock; any payment, discharge or satisfaction of any material claim or liability or the commencement of a material suit; any joint venture involving material assets or the payment or receipt of more than $5.0 million; any material license, contract or agreement; or any liquidation, dissolution or winding up of our company.

OTHER TRANSACTIONS WITH AFFILIATES

    VALU-LINE LOANS

    As of December 31, 1997, Valu-Line of Kansas, Inc., which merged into us on February 10, 1998, had notes payable of $240,000 in the aggregate from Stephen
L. Sauder and Mr. Sauder's father. Mr. Sauder was the president and principal stockholder of Valu-Line at the time the loan was made and currently owns more than 5% of our voting securities. The loans were due on demand. As of December 31, 1998, the amounts outstanding under these loans were fully repaid.

    DEALINGS WITH VALU-BROADCASTING, INC.

    In 1999, 1998, and 1997 we, and our predecessor, Valu-Line, provided services principally related to rent and operating costs to Valu-Broadcasting, Inc., an affiliate of Valu-Line, which is owned by Stephen L. Sauder, one of our stockholders who owned more than 5% of our voting securities at the time of the transactions, in the amounts of $29,187, $30,000 and $81,000, respectively. Valu-Line also received services principally related to advertising from Valu-Broadcasting in the amounts of $30,360, $40,000 and $41,000 in 1999, 1998 and 1997, respectively.

    SHARES ISSUANCES TO DIRECTORS

    In March 2000, Mr. Jalkut, chairman of our board of directors, agreed to purchase 26,667 shares of our common stock for $200,000, and Mr. Ejabat, a member of our board of directors, agreed to purchase 66,667 shares of our common stock for $500,000.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report

      (1)  Financial Statements

      See "Item 8. Financial Statements and Supplementary Data" for financial statements included with this Annual Report on Form 10-K.

      (2)  Financial Statement Schedules

      Schedule II--Consolidated Valuation and Qualifying Accounts

                              BIRCH TELECOM, INC.
          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                  ADDITIONS
                                                            ---------------------
                                                 BALANCE    CHARGED    CHARGED TO                   BALANCE
                                                BEGINNING      TO        OTHER        OTHER          END OF
                                                 OF YEAR     INCOME     ACCOUNTS    DEDUCTIONS        YEAR
                                                ---------   --------   ----------   ----------      --------
                                                                       (IN THOUSANDS)
1997
  Valuation allowance--deferred income tax
    assets...................................    $    0     $   681       $  0         $   0        $   681
                                                 ------     -------       ----         -----        -------

1998
  Allowance for doubtful accounts............    $    0     $   140       $133         $ (39)(1)    $   234
                                                 ------     -------       ----         -----        -------
  Valuation allowance--deferred income tax
    assets...................................    $  681     $ 5,118       $  0         $   0        $ 5,799
                                                 ------     -------       ----         -----        -------

1999
  Allowance for doubtful accounts............    $  234     $   561       $125         $(464)(1)    $   456
                                                 ------     -------       ----         -----        -------
  Valuation allowance--deferred income tax
    assets...................................    $5,799     $22,942       $  0         $   0        $28,741
                                                 ------     -------       ----         -----        -------

------------------------

(1) Accounts written off, net of recoveries.

      (3)  Exhibits

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
       -------          ------------------------------------------------------------
        2.1             Agreement and plan of merger among Birch Telecom, Inc.,
                        Valu-Line Companies, Inc., Stephen L. Sauder, Paula K.
                        Sauder, Richard L. Tidwell, Sarah J. Tidwell, Stormy Supiran
                        and Carla S. Supiran. (incorporated by reference to Exhibit
                        2.1 to Birch Telecom, Inc.'s registration statement on Form
                        S-4, as amended (SEC File No. 333-62797), originally filed
                        September 3, 1998 (Form S-4)).

        3.1             Restated certificate of incorporation of Birch Telecom, Inc.
                        (incorporated by reference to Exhibit 3.1 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

        3.2 Restated bylaws of Birch Telecom, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

       10.1             Birch Telecom, Inc. securities purchase agreement
                        (incorporated by reference to Exhibit 10.1 to the Form S-4).

       10.2 Birch Telecom, Inc. amended and restated purchasers rights agreement, dated August 5, 1999 (incorporated by reference to Exhibit 10.2 to the Form 10-Q).

       10.3             Amended employment agreement dated as of October 7, 1999
                        between Birch Telecom, Inc. and David E. Scott.
                        (incorporated by reference to Exhibit 10.3 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       10.4             Amended employment agreement dated as of October 7, 1999
                        between Birch Telecom, Inc. and Gregory C. Lawhon.
                        (incorporated by reference to Exhibit 10.4 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       10.5             Amended employment agreement dated as of October 7, 1999
                        between Birch Telecom, Inc. and Donald H. Goldman.
                        (incorporated by reference to Exhibit 10.5 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       10.6             Amended employment agreement dated as of October 7, 1999
                        between Birch Telecom, Inc. and David W. Vranicar.
                        (incorporated by reference to Exhibit 10.6 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       10.7 Employment agreement dated as of February 10, 1998 between Birch Telecom, Inc. and Stephen L. Sauder (incorporated by reference to Exhibit 10.7 to the Form S-4).

       10.8             General agreement between Birch Telecom, Inc. and Lucent
                        Technologies Inc. (incorporated by reference to Exhibit
                        10.12 to the Form S-4).

       10.9             Interconnection agreement under Sections 251 and 252 of the
                        Telecommunications Act of 1996 by and between Southwestern
                        Bell Telephone Company and Birch Telecom of Missouri, Inc.
                        (Missouri Interconnection Agreement) (incorporated by
                        reference to Exhibit 10.13 to the Form S-4).

       10.10            Amendment No. 1 dated May 27, 1998 to Missouri
                        interconnection agreement (incorporated by reference to
                        Exhibit 10.10 to Birch Telecom, Inc.'s annual report on form
                        10-K for the fiscal year ended December 31, 1998, originally filed on March 31, 1999 (Form 10-K)).

       10.11+           Software license agreement between Birch Telecom, Inc. and
                        Saville Systems Inc. (incorporated by reference to Exhibit
                        10.14 to the Form S-4).

       10.12            Interconnection agreement under Sections 251 and 252 of the
                        Telecommunications Act of 1996 by and between Southwestern
                        Bell Telephone Company and Birch Telecom of Kansas, Inc.
                        (incorporated by reference to Exhibit 10.12 to the Form
                        10-K).

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
       -------          ------------------------------------------------------------
       10.13            Interconnection agreement under Sections 251 and 252 of the
                        Telecommunications Act of 1996 by and between Southwestern
                        Bell Telephone Company and Birch Telecom of Texas Ltd., LLP.
                        (incorporated by reference to the Exhibit 10.13 to the Form
                        10-K).

       10.14            1998 stock option plan (incorporated by reference to Exhibit
                        10.14 to Birch Telecom Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1998, as amended, filed on May 7, 1999 (Form 10-K/A)).

       10.15 Form of incentive stock option agreement under 1998 stock option plan (incorporated by reference to Exhibit 10.15 to the Form 10-K/A).

       10.16            Form of nonstatutory stock option agreement under 1998 stock option plan (incorporated by reference to Exhibit 10.16 to the Form 10-K/A).

       10.17            Lease agreement between Francor, L.L.C. and Birch Telecom,
                        Inc. dated July 20, 1998 (incorporated by reference to
                        Exhibit 10.17 to the Form 10-K/A).

       10.18            Series D preferred stock purchase agreement, dated July 2,
                        1999 (incorporated by reference to Exhibit 10.18 to Birch
                        Telecom Inc.'s quarterly report or Form 10-Q for the period ended September 30, 1999, filed November 15, 1999 (Form
                        10-Q)).

       10.19            Series F preferred stock purchase agreement, dated July 13,
                        1999 (incorporated by reference to Exhibit 10.19 to the Form
                        10-Q).

       10.20            Amended and restated credit agreement among Birch Telecom
                        Finance, Inc., Birch Telecom, Inc., Lehman Brothers Inc.,
                        Lehman Commercial Paper Inc., Bankers Trust Company and Bank
                        of America, Inc., as agents and lenders, and the other
                        lenders party thereto dated February 2, 2000. (incorporated by reference to Exhibit 10.20 to Birch Telecom Inc.'s
                        registration statement on Form S-1 filed March 23, 2000.)

       10.21            Amended and restated guarantee and collateral agreement,
                        dated as of February 2, 2000, among Birch Telecom Finance,
                        Inc., Birch Telecom, Inc. and Lehman Commercial Paper, Inc.,
                        as collateral agent. (incorporated by reference to Exhibit
                        10.21 to Birch Telecom Inc.'s registration statement on
                        Form S-1 filed March 23, 2000.)

       10.22            Amended employment agreement dated as of October 7, 1999
                        between Birch Telecom, Inc. and Bradley A. Moline.
                        (incorporated by reference to Exhibit 10.22 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       10.23            Amended employment agreement dated as of October 7, 1999
                        between Birch Telecom, Inc. and Jeffrey D. Shackelford.
                        (incorporated by reference to Exhibit 10.23 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       10.24            Employment agreement dated as of February 2000 between Birch
                        Telecom, Inc. and David M. Hollingsworth. (incorporated by reference to Exhibit 10.24 to Birch Telecom Inc.'s
                        registration statement on Form S-1 filed March 23, 2000.)

       10.25            Indenture, dated as of June 23, 1998, between Birch Telecom,
                        Inc. and Norwest Bank Minnesota, National Association, as
                        trustee, relating to $115,000,000 aggregate principal amount of 14% senior notes due 2008 (incorporated by reference to
                        Exhibit 4.1 to the Form S-4).

       10.26            Specimen certificate of 14% senior notes due 2008 (Exchange
                        Notes) (included in Exhibit 4.1, which is incorporated by
                        reference to Exhibit 4.1 to the Form S-4).

       10.27            Collateral pledge and security agreement, dated as of June
                        23, 1998 from Birch Telecom, Inc., Pledgor, to Norwest Bank
                        Minnesota, National Association, Trustee (incorporated by
                        reference to Exhibit 4.5 to the Form S-4).

       10.28            Letter agreement dated as of March 22, 2000 between Birch
                        Telecom, Inc. and Mory

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
       -------          ------------------------------------------------------------
                        Ejabat. (incorporated by reference to Exhibit 10.28 to Birch
                        Telecom Inc.'s registration statement on Form S-1 filed
                        March 23, 2000.)

       10.29            Letter agreement dated as of March 22, 2000 between Birch
                        Telecom, Inc. and Richard A. Jalkut. (incorporated by reference to Exhibit 10.29 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)

       10.30            Amendment number one dated as of March 23, 2000 to the
                        amended and restated purchasers rights agreement.
                        (incorporated by reference to Exhibit 10.30 to Birch Telecom
                        Inc.'s registration statement on Form S-1 filed March 23,
                        2000.)

       12.1*            Computation of Ratio of Earnings to Fixed Charges.

       21.1 Subsidiaries of Birch Telecom, Inc. (incorporated by reference to Exhibit 21.1 to the Form S-4).

       24.1*            Power of attorney (included on the signature page).

       27.1*            Financial data schedule.

------------------------

*   Filed herewith.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Commission.

(b)   Reports on Form 8-K.

    On March 23, 2000 we filed Form 8-K with respect to a registration statement filing with the SEC as part of a proposed initial public offering of common stock. We attached a copy of our press release issued that same day.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KANSAS CITY, STATE OF MISSOURI.

                                                       BIRCH TELECOM, INC.

                                                       By:              /s/ DAVID E. SCOTT
                                                            -----------------------------------------
                                                                          David E. Scott
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March   , 2000

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND AS OF THE DATES INDICATED.

SIGNATURE                                                          TITLE                    DATE
---------                                                          -----                    ----
                                                       President, Chief Executive
-------------------------------------------            Officer and Director            March 30, 2000
DAVID E. SCOTT                                         (Principal Executive Officer)

                                                       Senior Vice President of
                                                       Finance and Chief Financial
-------------------------------------------            Officer (Principal Financial    March 30, 2000
BRADLEY A. MOLINE                                      and Accounting Officer)

-------------------------------------------            Director                        March 30, 2000
HENRY H. BRADLEY

-------------------------------------------            Director                        March 30, 2000
ADAM H. CLAMMER

-------------------------------------------            Director                        March 30, 2000
JAMES H. GREENE, JR.

-------------------------------------------            Director                        March 30, 2000
ALEXANDER NAVAB, JR.

-------------------------------------------            Director                        March 30, 2000
THOMAS R. PALMER

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

BIRCH TELECOM, INC.
Report of Independent Auditors..............................     F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     F-7
Notes to Consolidated Financial Statements..................     F-8
Schedule II - Consolidated Valuation and Qualifying
  Accounts..................................................    F-21

VALU-LINE COMPANIES, INC.
Report of Independent Auditors..............................    F-22
Consolidated Balance Sheet as of December 31, 1997..........    F-23
Consolidated Statement of Income and Retained Earnings for
  the year ended December 31, 1997..........................    F-24
Consolidated Statement of Cash Flows for the year ended
  December 31, 1997.........................................    F-25
Notes to Consolidated Financial Statements..................    F-26

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BIRCH TELECOM, INC.

    We have audited the accompanying consolidated balance sheets of Birch Telecom, Inc. (Birch) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and schedule are the responsibility of Birch's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch
Telecom, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                          Ernst & Young LLP

Kansas City, Missouri
February 17, 2000, except for note 19, as to which the date is March 23, 2000

                              BIRCH TELECOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1998       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 39,745   $  5,053
  Pledged securities........................................    15,888     15,936
  Accounts receivable, net..................................     4,039     11,612
  Inventory.................................................       916      3,735
  Prepaid expenses and other................................       526      2,443
                                                              --------   --------
Total current assets........................................    61,114     38,779
Property and equipment......................................    26,900     70,192
Less: accumulated depreciation..............................       747      8,080
                                                              --------   --------
Property and equipment, net.................................    26,153     62,112
Pledged securities--noncurrent..............................    21,897      7,484
Goodwill, net...............................................    16,863     19,316
Other intangibles, net......................................     7,620     16,911
Other assets................................................       502      2,369
                                                              --------   --------
Total assets................................................  $134,149   $146,971
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt and capital lease
  obligations...............................................  $    335   $  1,300
  Accounts payable..........................................     8,503     13,300
  Accrued expenses..........................................     2,556     10,793
                                                              --------   --------
Total current liabilities...................................    11,394     25,393
Senior credit facility......................................        --     10,000
14% senior notes............................................   114,681    114,715
Capital lease obligations, net of current maturities........       778        836
Other long-term debt, net of current maturities.............       332        234
Series B redeemable preferred stock, 8,572,039 shares issued and outstanding in 1998 (stated at redemption and
  aggregate liquidation value)..............................    14,063         --
Series F redeemable preferred stock, 13,333,334 shares
  issued and outstanding in 1999 (stated at redemption and
  aggregate liquidation value)..............................        --     63,550
Stockholders' deficit:
  Series B preferred stock, 8,572,039 shares issued and
    outstanding in 1999.....................................        --          8
  Series C preferred stock, 8,492,749 and 6,270,527 shares
    issued and outstanding..................................         8          6
  Series D preferred stock, 2,222,222 shares issued and
    outstanding in 1999.....................................        --          2
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 5,016,889 and 4,687,767 shares issued and
    outstanding.............................................         5          5
  Warrants..................................................       337        337
  Additional paid-in capital................................    10,548     11,686
  Accumulated deficit.......................................   (17,997)   (79,801)
                                                              --------   --------
Total stockholders' deficit.................................    (7,099)   (67,757)
                                                              --------   --------
Total liabilities and stockholders' deficit.................  $134,149   $146,971
                                                              ========   ========

                            See accompanying notes.

                              BIRCH TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1998       1999
                                                              --------   --------   --------
Revenue:
  Communications services...................................  $    --    $ 21,783   $ 52,980
  Equipment sales...........................................       --       4,304      7,558
                                                              -------    --------   --------
Total revenue...............................................       --      26,087     60,538
Cost of services:
  Cost of communications services...........................       --      16,339     41,870
  Cost of equipment sales...................................       --       2,547      4,488
                                                              -------    --------   --------
Total cost of services......................................       --      18,886     46,358
                                                              -------    --------   --------
Gross margin................................................       --       7,201     14,180
Selling, general and administrative expenses................    1,776      15,769     53,045
Depreciation and amortization expense.......................       27       2,308     10,828
                                                              -------    --------   --------
Loss from operations........................................   (1,803)    (10,876)   (49,693)
Interest expense............................................       --      (8,254)   (15,036)
Interest income.............................................       14       2,922      2,925
                                                              -------    --------   --------
Net loss....................................................   (1,789)    (16,208)   (61,804)
Preferred stock dividends...................................       --      (1,696)    (3,550)
Amortization of preferred stock issuance costs..............       --         (29)      (292)
                                                              -------    --------   --------
Loss applicable to common stock.............................  $(1,789)   $(17,933)  $(65,646)
                                                              =======    ========   ========
Loss per common share--basic and diluted....................  $ (1.45)   $  (4.71)  $ (13.25)
                                                              =======    ========   ========
Weighted average number of common shares outstanding........    1,235       3,809      4,956

                            See accompanying notes.

                              BIRCH TELECOM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                  SERIES A    SERIES B    SERIES C    SERIES D    SERIES E     COMMON                 COMMON
                                  PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK     WARRANTS      STOCK
                                    STOCK       STOCK       STOCK       STOCK       STOCK     $.01 PAR   $.01 PAR    $.001 PAR
                                  ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
Balance at December 23, 1996
  (date of inception) and
  December 31, 1996.............    $ --        $ --        $ --        $ --        $ --        $ --       $ --        $ --
Issuance of common stock and
  warrants......................      --          --          --          --          --          18         18          --
Net loss and comprehensive
  loss..........................      --          --          --          --          --          --         --          --
                                    ----        ----        ----        ----        ----        ----       ----        ----
Balance at December 31, 1997....      --          --          --          --          --          18         18          --
Recapitalization................      --          --           2          --          --         (18)       (18)         --
Merger with Valu-Line...........       3          --           6          --          --          --         --          --
Issuance of warrants in
  connection with 14% senior
  notes.........................      --          --          --          --          --          --         --          --
Redemption of series A preferred
  stock.........................      (3)         --          --          --          --          --         --          --
Stock dividend..................      --          --          --          --          --          --         --           1
Option exercise.................      --          --          --          --          --          --         --           4
Restatement of series B
  preferred stock dividends.....      --          --          --          --          --          --         --          --
Amortization of series B
  preferred stock issuance
  costs.........................      --          --          --          --          --          --         --          --
Series A preferred stock
  dividends.....................      --          --          --          --          --          --         --          --
Accretion of series B preferred
  stock dividends...............      --          --          --          --          --          --         --          --
Net loss and comprehensive
  loss..........................      --          --          --          --          --          --         --          --
                                    ----        ----        ----        ----        ----        ----       ----        ----
Balance at December 31, 1998....      --          --           8          --          --          --         --           5

                                              ADDITIONAL
                                  WARRANTS     PAID-IN     ACCUMULATED
                                  $.001 PAR    CAPITAL       DEFICIT       TOTAL
                                  ---------   ----------   ------------   --------
Balance at December 23, 1996
  (date of inception) and
  December 31, 1996.............     $--       $     --      $     --     $     --
Issuance of common stock and
  warrants......................      --          1,782            --        1,818
Net loss and comprehensive
  loss..........................      --             --        (1,789)      (1,789)
                                     ---       --------      --------     --------
Balance at December 31, 1997....      --          1,782        (1,789)          29
Recapitalization................      --             34            --           --
Merger with Valu-Line...........      --         14,741            --       14,750
Issuance of warrants in
  connection with 14% senior
  notes.........................     337             --            --          337
Redemption of series A preferred
  stock.........................      --         (4,747)           --       (4,750)
Stock dividend..................      --             (1)           --           --
Option exercise.................      --             --            --            4
Restatement of series B
  preferred stock dividends.....      --            464            --          464
Amortization of series B
  preferred stock issuance
  costs.........................      --            (29)           --          (29)
Series A preferred stock
  dividends.....................      --           (168)           --         (168)
Accretion of series B preferred
  stock dividends...............      --         (1,528)           --       (1,528)
Net loss and comprehensive
  loss..........................      --             --       (16,208)     (16,208)
                                     ---       --------      --------     --------
Balance at December 31, 1998....     337         10,548       (17,997)      (7,099)

                              BIRCH TELECOM, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                SERIES A    SERIES B    SERIES C    SERIES D    SERIES E     COMMON                    COMMON
                                PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK     WARRANTS        STOCK
                                  STOCK       STOCK       STOCK       STOCK       STOCK     $.01 PAR   $.01 PAR      $.001 PAR
                                ---------   ---------   ---------   ---------   ---------   --------   ---------   --------------
Balance at December 31,
  1998........................    $ --         $--         $ 8         $--         $--        $ --       $ --           $ 5
Issuance of series D preferred
  stock.......................      --          --          --           2          --          --         --            --
Issuance of series E preferred
  stock.......................      --          --          --          --           2          --         --            --
Issuance of common stock......      --          --          --          --          --          --         --            --
Restatement of series B
  preferred stock.............      --           8          --          --          --          --         --            --
Redemption of series C
  preferred stock.............      --          --          (2)         --          --          --         --            --
Redemption of series E
  preferred stock.............      --          --          --          --          (2)         --         --            --
Retirement of common stock....      --          --          --          --          --          --         --            --
Amortization of series F
  preferred stock issuance
  costs.......................      --          --          --          --          --          --         --            --
Accretion of series F
  preferred stock dividends...      --          --          --          --          --          --         --            --
Net loss and comprehensive
  loss........................      --          --          --          --          --          --         --            --
                                  ----         ---         ---         ---         ---        ----       ----           ---
Balance at December 31,
  1999........................    $ --         $ 8         $ 6         $ 2         $--        $ --       $ --           $ 5
                                  ====         ===         ===         ===         ===        ====       ====           ===

                                WARRANTS    ADDITIONAL
                                  $.001      PAID-IN     ACCUMULATED
                                   PAR       CAPITAL       DEFICIT       TOTAL
                                ---------   ----------   ------------   --------
Balance at December 31,
  1998........................    $337       $ 10,548      $(17,997)    $ (7,099)
Issuance of series D preferred
  stock.......................      --          9,998            --       10,000
Issuance of series E preferred
  stock.......................      --             (2)           --           --
Issuance of common stock......      --            211            --          211
Restatement of series B
  preferred stock.............      --         13,760            --       13,768
Redemption of series C
  preferred stock.............      --         (9,998)           --      (10,000)
Redemption of series E
  preferred stock.............      --         (8,570)           --       (8,572)
Retirement of common stock....      --           (449)           --         (449)
Amortization of series F
  preferred stock issuance
  costs.......................      --           (262)           --         (262)
Accretion of series F
  preferred stock dividends...      --         (3,550)           --       (3,550)
Net loss and comprehensive
  loss........................      --             --       (61,804)     (61,804)
                                  ----       --------      --------     --------
Balance at December 31,
  1999........................    $337       $ 11,686      $(79,801)    $(67,757)
                                  ====       ========      ========     ========

                            See accompanying notes.

                              BIRCH TELECOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                1997       1998       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(1,789)   $(16,208)  $(61,804)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       27         720      7,948
  Amortization..............................................       --       1,588      2,880
  Provision for losses on accounts receivable...............       --         140        561
  Other.....................................................       50          16         34
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable.....................................       --      (1,905)    (7,633)
    Inventory...............................................       --        (300)      (989)
    Prepaid expenses........................................       (7)       (370)    (1,907)
    Other intangibles.......................................       --          --     (2,065)
    Other assets............................................      (87)       (198)    (2,357)
    Accounts payable........................................      255       3,888      4,592
    Accrued expenses........................................       --       1,986      7,515
                                                              -------    --------   --------
  Net cash used in operating activities.....................   (1,551)    (10,643)   (53,225)
INVESTING ACTIVITIES
  Purchase of property and equipment........................     (128)    (21,550)   (41,360)
  Business acquisitions, net of cash acquired...............       --      (7,757)    (4,801)
  Amortization of discount on pledged securities............       --      (1,231)    (1,725)
  Maturity of pledged securities............................       --       7,692     16,100
  Purchase of pledged securities............................       --     (44,247)       (10)
                                                              -------    --------   --------
  Net cash used in investing activities.....................     (128)    (67,093)   (31,796)
FINANCING ACTIVITIES
  Proceeds from long-term debt..............................       --         123     10,000
  Proceeds from 14% senior notes............................       --     114,663         --
  Proceeds from convertible notes...........................       --       3,500         --
  Proceeds from issuance of preferred stock.................       --       9,500     70,000
  Proceeds from issuance of common stock and warrants.......    1,768         342         --
  Payment of financing costs................................     (129)     (4,922)    (8,804)
  Repayment of long-term debt...............................       --        (321)      (773)
  Repayment of capital lease obligations....................       --        (172)    (1,073)
  Payment of series A preferred stock dividends.............       --        (168)        --
  Borrowing (repayment) of notes payable to stockholders....      250        (524)        --
  Redemption of preferred stock.............................       --      (4,750)   (18,572)
  Redemption of common stock................................       --          --       (449)
                                                              -------    --------   --------
  Net cash provided by financing activities.................    1,889     117,271     50,329
                                                              -------    --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      210      39,535    (34,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       --         210     39,745
                                                              -------    --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   210    $ 39,745   $  5,053
                                                              =======    ========   ========
Supplementary schedule of non-cash investing and financing
  activities:
  Amounts recorded in connection with acquisitions:
    Fair value of net assets acquired, net of cash
     acquired...............................................  $    --    $  5,064   $  2,693
    Fair value of intangible assets.........................       --      20,900      4,130
    Assumption of liabilities...............................       --      (2,430)      (939)
    Assumption of long-term debt and capital lease
     obligations............................................       --      (1,027)      (872)
    Issuance of series A preferred stock....................       --      (4,750)        --
    Issuance of series C preferred stock....................       --     (10,000)        --
    Issuance of common stock................................       --          --       (211)
  Common stock issued in exchange for other assets..........       50          --         --
  Property and equipment additions acquired through capital
    lease...................................................       --         728      2,099
  Property and equipment additions included in accounts
    payable.................................................       --       2,157      5,873
Supplemental disclosure of cash flow information:
  Cash payment for interest, net of interest capitalized of
    $436 in 1998 and $1,324 in 1999.........................       --       7,725     13,690

                            See accompanying notes.

                              BIRCH TELECOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

    Birch Telecom, Inc. was incorporated on December 23, 1996, as a Delaware corporation for the purpose of providing local, long distance, Internet access, and other communications services to business and residential customers. The consolidated financial statements of Birch Telecom, Inc. include the accounts of Birch Telecom, Inc. and the accounts of its wholly-owned subsidiaries (collectively, Birch). Birch currently serves certain markets in Missouri, Kansas and Texas. Birch's business is highly competitive and is subject to various federal, state and local regulations.

    Birch was in the development stage for the period from December 23, 1996 (date of inception) to February 10, 1998. Accordingly, Birch had no operating revenue and incurred operating losses and operating cash flow deficits during that period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, Birch includes as cash and cash equivalents highly liquid investments with original maturities of three months or less.

    REVENUE RECOGNITION

    Revenue for communications services is recognized when customers use the associated services. Equipment revenue is recognized when systems or services are substantially complete. Revenue on billings to customers in advance of providing services is deferred and recognized when earned. Customers are not charged fees to activate initial service.

    COST OF SERVICES

    Cost of services includes local and long-distance services purchased from incumbent local exchange carriers, interexchange carriers and certain providers of fiber optic telephone networks. Cost of services also includes costs associated with the sale and installation of telephone systems.

    INVENTORY

    Inventory is carried at the lower of average cost or market determined on a first-in, first-out basis and consists primarily of parts and equipment used in the maintenance and installation of telephone systems.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred and totaled $895,000 in 1998 and $3.0 million in 1999. There were no advertising costs in 1997.

                              BIRCH TELECOM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives of the assets:

                                                               YEARS
                                                              --------
Communications network......................................    2-10
Buildings, furniture, fixtures and equipment................    2-40

    GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in Birch's acquisitions. Goodwill is being amortized over 25 years using the straight-line method. Accumulated amortization on goodwill totaled $599,000 at December 31, 1998 and $1.4 million at December 31, 1999.

    Other intangibles consist primarily of customer lists related to Birch's acquisitions, deferred financing costs and deferred line installation costs. Customer lists are amortized over 5 years using the straight-line method. The deferred financing costs are amortized over 5 to 10 years, the term of the associated financing, using the straight-line method. Deferred line installation costs are being amortized over 2 years, the approximate average life of customer contracts, using the straight-line method (see Note 6).

    Birch reviews its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

    INCOME TAXES

    Birch accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Birch recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate (see
Note 14). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    STOCK OPTIONS

    Birch has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by SFAS No. 123, Birch has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles

                              BIRCH TELECOM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. The estimated market value used for the stock options granted was determined on a periodic basis by Birch's board of directors. In accordance with APB No. 25, Birch has recorded no compensation expense related to options granted because the exercise price is equal to the estimated market value of the stock on the date of grant (see Note 15).

    FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of Birch's pledged securities was $38 million at December 31, 1998 and $23.3 million at December 31, 1999. The fair value of Birch's senior notes is estimated to be $106 million at December 31, 1998 and $115 million at December 31, 1999 based on the quoted market rates for the debt. The fair value of other long-term debt, accounts receivable, accounts payable and accrued expenses approximates the recorded value.

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

    RECLASSIFICATIONS

    Certain items in the 1997 and 1998 consolidated financial statements have been reclassified to be consistent with the classification in the 1999 consolidated financial statements.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which supersedes SFAS No. 80, Accounting for Futures Contracts, SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, and SFAS
No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for our consolidated financial statements for the

                              BIRCH TELECOM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) year ending December 31, 2001. We do not expect the impact of SFAS No. 133 to be material in relation to its consolidated financial statements.

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

    In February 1999, Birch acquired American Local Telecommunications, LLC
(ALT), a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition included substantially all assets of ALT. The total purchase price was approximately $1.6 million in cash and $211,000 in common stock.

    In March 1999, Birch acquired the stock of Capital Communications Corporation (Capital), a telecommunications equipment provider based in the St. Louis, Missouri metropolitan area. The total purchase price was approximately $3.0 million plus additional cash consideration, recorded as additional purchase price, based on local service lines converted to Birch's service from Capital's existing customer base, which totaled approximately $161,000 through December 31, 1999.

    All of the acquisitions referenced above were recorded using the purchase method of accounting. Accordingly, the operations of each are included in the consolidated statements of operations and cash flows from the date of acquisition.

    The following is unaudited pro forma information reflecting the effect of the 1998 acquisitions on the results as though they had been completed effective January 1, 1997 and 1998:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                              1997        1998
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenue...................................................   $18,847     $29,193
Net loss..................................................    19,325      28,921
Loss per common share.....................................     15.65        8.05

    The impact of the 1999 acquisitions was not material to our results of operations.

                              BIRCH TELECOM, INC.

4. ACCOUNTS RECEIVABLE

    The composition of accounts receivable, net as of December 31, 1998 and 1999 is as follows:

                                                               1998       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Billed.....................................................   $3,144    $ 9,312
Unbilled...................................................    1,129      2,756
                                                              ------    -------
                                                               4,273     12,068
Less allowance for doubtful accounts.......................      234        456
                                                              ------    -------
                                                              $4,039    $11,612
                                                              ======    =======

5. PROPERTY AND EQUIPMENT

    The composition of property and equipment as of December 31, 1998 and 1999 is as follows:

                                                              1998       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Communications network....................................  $ 5,966    $28,525
Buildings, furniture, fixtures and equipment..............    6,529     38,662
Construction in progress..................................   14,405      3,005
                                                            -------    -------
                                                             26,900     70,192
Less accumulated depreciation and amortization............      747      8,080
                                                            -------    -------
Property and equipment, net...............................  $26,153    $62,112
                                                            =======    =======

6. OTHER INTANGIBLES

    The composition of other intangible assets, net as of December 31, 1998 and 1999 is as follows:

                                                               1998       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Customer lists.............................................   $3,525    $ 4,225
Preferred stock issuance costs.............................      325      6,989
Deferred financing costs...................................    4,630      6,412
Deferred installation costs................................       --      2,363
Other......................................................      153        330
                                                              ------    -------
                                                               8,633     20,319
Less accumulated amortization..............................    1,013      3,408
                                                              ------    -------
Other intangibles, net.....................................   $7,620    $16,911
                                                              ======    =======

7. DEBT, PLEDGED SECURITIES AND WARRANTS

    During December 1999, Birch completed a $75 million senior credit facility which increased to $125 million during syndication in February 2000. The financing provides for a $25 million reducing revolver and $100 million in multi-draw term loans. The revolver is available for general corporate

                              BIRCH TELECOM, INC.

7. DEBT, PLEDGED SECURITIES AND WARRANTS (CONTINUED) purposes of Birch's subsidiaries and the term loans are to be used to finance the development, design, installation and acquisition of telecommunications equipment, inventory network assets and back office systems. At Birch's election, the borrowings bear interest at either the Prime Rate plus a margin ranging from 1.50% to 2.50% or the London Interbank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%. The applicable margins are based upon Birch's debt to EBITDA ratio, as defined by the senior credit facility. Interest is paid quarterly in arrears for loans bearing interest based upon Prime and/or on the last day of each relevant interest period, for periods not in excess of three months, for LIBOR loans. For LIBOR loans with interest periods of longer than three months, interest is paid each day which is three months after the first day of such interest period and the last day of such interest period. Commitment fees are paid quarterly in arrears on the average unused committed portion of the Facility, ranging from 0.75% to 1.25%. The applicable percentages are based upon Birch's average borrowings in relation to the average borrowing availability, as defined by the senior credit facility. For the year ended December 31, 1999 commitment fees totaled $25,174. Principal payments begin March 2003 and the credit facility matures December 30, 2006. The senior credit facility is secured by a perfected first priority security interest in substantially all of Birch's assets and capital stock. Deferred financing costs incurred amounting to $1.5 million at December 31, 1999 are being amortized over the life of the credit facility using the straight-line method. Amortization for the year ended December 31, 1999 was not significant.

    During June 1998, Birch completed a $115 million private offering of 14% senior notes due June 2008 and 115,000 warrants to purchase 1,409,734 shares of common stock. Interest on the senior notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.01 per share and expire June 2008. Birch received net proceeds from the senior notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the senior notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. Birch classifies its pledged securities, consisting of $37.8 million at December 31, 1998 and $23.4 million at December 31, 1999 of U.S. Treasury securities, as held to maturity recorded at amortized cost and maturing between six and eighteen months. A portion of the proceeds from the senior notes, $337,000, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $319,000 at December 31, 1998 and $285,000 at December 31, 1999. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. Deferred financing costs incurred amounting to $4.9 million at December 31, 1999 are being amortized over the life of the senior notes using the straight-line method. Accumulated amortization on the financing costs totaled $1.5 million at December 31, 1999. The senior notes rank pari pasu in right of payment to all existing and future senior indebtedness of Birch and rank senior in the right of payment to all existing and future subordinated indebtedness of Birch.

    A Registration Statement on Form S-4, registering Birch's 14% senior notes and exchanging the outstanding senior notes for exchange notes, was declared effective by the Securities and Exchange Commission (SEC) in March 1999. The terms and conditions of the exchange notes are identical to those of the senior notes in all material respects.

    The senior credit facility and the senior notes indenture contain certain covenants which, among other things, restrict the ability of Birch to incur additional indebtedness, pay dividends or make

                              BIRCH TELECOM, INC.

7. DEBT, PLEDGED SECURITIES AND WARRANTS (CONTINUED) distributions of Birch's or its subsidiaries' stock, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, consolidate, merge or sell all of its assets. Birch was in compliance with these covenants at December 31, 1999.

    Birch's debt consisted of the following at December 31, 1998 and 1999:

                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
14% senior notes........................................  $114,681   $114,715
                                                          ========   ========
Senior credit facility:
  Equipment term loans..................................  $     --   $ 10,000
                                                          --------   --------
    Total senior credit facility........................  $     --   $ 10,000
                                                          ========   ========
Other long-term debt, interest accruing between 8.6% and
  9.8%, maturing through 2013, secured by buildings.....  $    345   $    244
Less current maturities.................................        13         10
                                                          --------   --------
                                                          $    332   $    234
                                                          ========   ========

    Assets securing the other long-term debt totaled $814,000 at December 31, 1998 and $766,237 at December 31, 1999, net of accumulated depreciation of $19,000 at December 31, 1998 and $35,037 at December 31, 1999.

    Principal payments required on the outstanding debt during each of the next five years are as follows (IN THOUSANDS):

2000........................................................  $      10
2001........................................................         10
2002........................................................         11
2003........................................................      5,012
2004........................................................      5,014
Thereafter..................................................    114,902
                                                              ---------
                                                              $ 124,959
                                                              =========

8. CAPITAL LEASE OBLIGATIONS

    Birch leases telecommunications equipment, computer equipment and automobiles under capital leases with imputed interest between 8.0% and 12.0%. Assets under capital leases totaled $1.5 million at December 31, 1998 and $3.6 million at December 31, 1999, net of accumulated amortization of $210,000 at December 31, 1998 and $1.1 million at December 31, 1999. The future minimum lease

                              BIRCH TELECOM, INC.

8. CAPITAL LEASE OBLIGATIONS (CONTINUED) payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1999 are as follows (IN THOUSANDS):

2000........................................................   $1,528
2001........................................................      545
2002........................................................       92
2003........................................................       57
2004........................................................       --
                                                               ------
Total minimum lease payments................................    2,222
Less amount representing interest...........................       96
                                                               ------
Present value of net minimum lease payments.................    2,126
Less current maturities.....................................    1,290
                                                               ------
                                                               $  836
                                                               ======

    Amortization expense for assets under capital leases was $157,000 for 1998 and $974,165 for 1999.

9. CAPITAL STRUCTURE

    During 1997, $1.8 million of common stock and $18,000 of warrants were sold to management and equity investors for $1.00 and $0.01 per share, respectively. The warrants entitled the holders to purchase an additional 1.8 million shares of common stock at $1.00 per share.

    During February and March 1998, Birch issued $9.5 million of series B preferred stock at $4.50 per share and $3.5 million of convertible notes generating net proceeds of $12.4 million, converted all existing common stock to series C preferred stock, terminated common stock warrants, canceled the 1997 stock option plan, created the 1998 stock option plan and issued 474,750 shares of common stock to employees of Birch. Also during February 1998, Birch issued $4.75 million of series A preferred stock and $10.0 million of series C preferred stock in connection with the Valu-Line merger. Birch redeemed the series A preferred stock in June 1998. Also in June 1998, the convertible notes were converted into series B preferred stock.

    During July and August 1999, Birch issued $10 million of series D preferred stock and $60 million of series F preferred stock at $4.50 per share. Options were granted to purchase $25 million of series F preferred stock at $4.75 per share and $25 million of series F preferred stock at $5.00 per share which expire on April 13, 2000. Additionally, Birch repurchased $10 million of series C preferred stock at $4.50 and recapitalized the series B preferred stock converting it into a new series B preferred stock and a new series E preferred stock. The series E preferred stock was then redeemed for $8.6 million. Net proceeds generated from these transactions totaled $44.4 million.

    AUTHORIZED SHARES

    At December 31, 1999, Birch had shares authorized totaling 80 million shares of common stock and 55 million shares of preferred stock. The preferred stock has designations of 8.75 million shares of series B, 8.5 million shares of series C, 2.2 million shares of series D, 1.9 million shares of series E and 30 million shares of series F.

                              BIRCH TELECOM, INC.

9. CAPITAL STRUCTURE (CONTINUED)
    RIGHTS

    All classes of preferred stock are convertible and contain certain voting rights. The common stock also has voting rights similar to the series C preferred stock. The series B, series D and series F preferred stock have additional voting rights in certain circumstances. Additionally, the series F preferred stock contains mandatory redemption rights based on certain senior management retention. In the event of mandatory redemption, the shares are redeemable for amounts similar to the liquidation preference discussed below.

    LIQUIDATION RIGHTS

    Birch's series D and series F preferred stock have a liquidation preference over the series B and series C preferred stock and common stock at the greater of (i) the purchase price plus accrued but unpaid dividends or (ii) the amount the holders would have received upon liquidation if such shares of series D and series F preferred stock had been converted to common stock immediately prior to liquidation. Birch's series B preferred stock has a liquidation preference only over series C preferred stock and common stock at an amount equal to the sum of the purchase price plus accrued but unpaid dividends. Series C preferred stock has preference only over common stock at an amount equal to the sum of the purchase price plus accrued but unpaid dividends.

    DIVIDENDS

    The series B preferred stock accrued cumulative compounding dividends at 15% per annum until the series B was converted and restated into new series B. At that time, the rights and preferences were amended and restated to remove the mandatory dividend rights and now the series B cumulates cash dividends at 15% per annum, amounting to $814,000 at December 31, 1999. The series C preferred stock has a 10% non-cumulative cash dividend and the series D preferred stock cumulates cash dividends at a rate of 15% per annum, totaling $750,000 at December 31, 1999. Only the series F preferred stock contains mandatory dividend rights. Accrued cash dividends on series F preferred stock totaled $3.6 million at December 31, 1999, as reflected in stockholders' equity. Common stock dividends, if any, will be declared at the discretion of Birch's board of directors. Birch has not paid any cash dividends on common stock since inception and does not intend to pay any in the foreseeable future. Restrictions contained in the senior credit facility agreement and the senior notes indenture prohibit Birch from paying certain dividends on its capital stock.

    On June 23, 1998, Birch paid a stock dividend, in the amount of 0.055 shares per share, to the holders of Birch's series B preferred stock, series C preferred stock and common stock as of June 15, 1998. Dividends paid on series A preferred stock in 1998 totaled $168,000.

                              BIRCH TELECOM, INC.

10. RELATED-PARTY TRANSACTIONS

    During December 1997, Birch borrowed $250,000 from Birch's principal stockholder under a note payable. The note payable was fully repaid in February 1998.

    Birch acquired notes payable to Valu-Line shareholders totaling $274,000 in the Valu-Line merger. These notes were fully repaid during 1998.

    A broadcasting company owned by one of the Birch's shareholders rented office space from Birch for $30,000 during 1998 and $29,187 during 1999. Birch purchased advertising from the broadcasting company totaling $40,000 in 1998 and $30,360 in 1999.

    A real estate company owned by the President of Birch's equipment division was paid $3,588 for building maintenance in 1998 and $12,587 in 1999.

11. COMMITMENTS AND CONTINGENCIES

    Future minimum rental commitments at December 31, 1999 for all noncancelable operating leases, consisting mainly of leases for office space and equipment, are as follows (IN THOUSANDS):

2000........................................................  $ 2,766,794
2001........................................................    3,042,829
2002........................................................    2,925,940
2003........................................................    2,567,295
2004........................................................    2,443,322
Thereafter..................................................    7,769,655
                                                              -----------
Total.......................................................  $21,515,835
                                                              ===========

    Total rent expense was $81,000 in 1997, $485,000 in 1998 and $1.5 million in 1999. Birch may renew leases on its corporate offices in terms ranging from three to ten years at rates approximating the prevailing market. Renewal rentals are excluded from the table.

    Various suits arising in the ordinary course of business are pending against Birch. Management cannot predict the final outcome of the actions, but believes they will not be material to Birch's financial statements.

12. EMPLOYEE BENEFIT PLAN

    Birch sponsors a 401(k) profit-sharing plan covering substantially all employees under which employees can contribute up to 15% of their annual salary subject to annual maximum limitations. Employees can participate after meeting the plan's eligibility requirements. Birch may also make discretionary contributions. Birch contributions to the plan were $148,000 in 1998 and $594,925 in 1999.

13. EMPLOYMENT AGREEMENTS

    Birch has entered into employment agreements with certain executive employees which provide for payments to be made in connection with certain termination of employment or change of control. The benefits include cash compensation, immediate vesting of outstanding stock options and coverage under Birch's group health plan.

                              BIRCH TELECOM, INC.

14. INCOME TAXES

    Net deferred taxes consist of the following as of December 31, 1998 and 1999:

                                                             1998       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 5,528    $ 28,770
  Accruals and reserves not currently deductible.........       91         182
  Other..................................................      668         614
                                                           -------    --------
                                                             6,287      29,566
  Valuation allowance....................................   (5,799)    (28,741)
                                                           -------    --------
                                                               488         825
Deferred tax liabilities:
  Property and equipment.................................      488         825
                                                           -------    --------
                                                           $    --    $     --
                                                           =======    ========

    Net income tax benefits of approximately $5.1 million in 1998 and $22.9 in 1999 have been offset by increases in the valuation allowance. At December 31, 1999, Birch had operating loss carryforwards for federal income tax purposes of approximately $71.9 million, expiring in 2013 and 2014.

    The primary difference that caused the effective tax rate to vary from the statutory federal income tax rate of 35% was the valuation allowance.

15. STOCK OPTION PLAN

    At December 31, 1997, Birch had granted options to purchase common stock under the 1997 stock option plan. The options granted had a term of 10 years and vested over a four-year period. This plan was terminated and superseded in 1998 by the 1998 employee stock option plan. No options were or ever will be exercised and no shares were or will ever be issued under the terminated and superseded 1997 stock option plan.

    Stock option activity under the 1997 stock option plan was as follows:

                                                                     WEIGHTED-
                                                                    AVERAGE PER
                                                                   SHARE EXERCISE
                                                        SHARES         PRICE
                                                      ----------   --------------
Granted.............................................   2,783,000       $ 1.00
Exercised...........................................          --           --
Forfeited...........................................          --           --
                                                      ----------
Outstanding at December 31, 1997....................   2,783,000         1.00
Terminated..........................................  (2,783,000)        1.00
                                                      ----------
Outstanding at December 31, 1998....................          --           --
                                                      ==========

                              BIRCH TELECOM, INC.

15. STOCK OPTION PLAN (CONTINUED)
    Stock option activity under the 1998 employee stock option plan was as follows:

                                                                    WEIGHTED-
                                                                   AVERAGE PER
                                                                  SHARE EXERCISE
                                                       SHARES         PRICE
                                                      ---------   --------------
Granted.............................................  5,093,064       $0.242
Exercised...........................................  4,566,889        0.001
Forfeited...........................................     14,250        2.500
                                                      ---------
Outstanding at December 31, 1998....................    511,925        2.334

Granted.............................................  1,794,800        3.845
Exercised...........................................         --           --
Forfeited...........................................    275,875        3.038
                                                      ---------
Outstanding at December 31, 1999....................  2,030,850        3.574
                                                      =========

    At December 31, 1998, 5,363 options were exercisable with a weighted average exercise price of $0.001. At December 31, 1999, 107,468 options were exercisable with a weighted average exercise price of $2.175.

    The 1998 employee stock option plan authorized the grant of options for up to 6,195,845 shares of Birch's common stock. The options have a term of 10 years and vest over a four-year period. All options exercised during 1998 were for options granted with an early exercise provision. The shares from exercised options continue to be subject to the four-year vesting period. No options expired during 1998 or 1999.

    Options granted in 1998 and 1999 had exercise prices approximating the market value of the common stock. Exercise prices for options outstanding at December 31, 1999 ranged from $0.001 to $4.50. The weighted-average remaining contractual life of those options is 9.4 years. The weighted-average fair values of options granted during the years ended December 31, 1998 and 1999 equaled $0.05 and $0.73, respectively. At December 31, 1999, Birch has reserved 1,628,956 shares of common stock for issuance under the 1998 stock option plan.

    Birch estimated the fair value of each option grant using the minimum value method permitted by SFAS No. 123 for entities not publicly traded. Birch used the following assumptions in the calculation: risk-free interest rate of 5.25%, expected life of four years and no dividends being paid over the life of the options. Under the minimum value method, the volatility factor is excluded. Had compensation cost for the stock based compensation plan been determined as prescribed by SFAS No. 123, the net loss and loss per common share would have been as follows for the years ended December 31, 1997, 1998 and 1999:

                                                    1997        1998        1999
                                                  ---------   ---------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE
                                                                DATA)
Net loss--as reported...........................   $(1,789)   $(16,208)   $(61,804)
Net loss--pro forma.............................    (1,921)    (16,384)    (62,411)
Loss per share--Basic and Diluted--Pro Forma....     (1.56)      (4.75)     (13.36)

                              BIRCH TELECOM, INC.

16. SIGNIFICANT SUPPLIERS

    Birch purchased telephone services from Southwestern Bell Telephone amounting to 35% of cost of services in 1998 and 65% in 1999. Birch is dependent upon incumbent telephone companies, such as Southwestern Bell, for the supply of fiber optic networks that we use. Birch purchased switches and other network equipment and software from Lucent Technologies amounting to $12.9 million in 1998 and $9.9 million in 1999.

17. YEAR 2000 ISSUE--UNAUDITED

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Birch's computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. Birch completed all Year 2000 readiness work and experienced no significant problems as a result of the new year. Birch does not believe it has continued exposure to the Year 2000 problem and does not expect further costs incurred in relation to the Year 2000 issue to be substantial.

18. QUARTERLY DATA--UNAUDITED

    The following table includes summarized quarterly financial data for the years ended December 31:

                                                                        QUARTERS
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998:
Revenue...............................................  $ 3,705    $  6,060   $  7,478   $  8,844
Gross margin..........................................    1,063       1,628      2,305      2,205
Loss from operations..................................     (567)     (1,486)    (2,996)    (5,827)
Net loss..............................................     (623)     (1,766)    (5,468)    (8,351)
Loss per common share--basic and diluted..............    (0.79)      (0.55)     (1.19)     (1.76)

1999:
Revenue...............................................  $10,636    $ 13,975   $ 17,022   $ 18,905
Gross margin..........................................    2,711       3,574      3,753      4,142
Loss from operations..................................   (7,128)     (9,525)   (13,710)   (19,330)
Net loss..............................................   (9,936)    (12,639)   (16,690)   (22,539)
Loss per common share--basic and diluted..............    (2.06)      (2.59)     (3.43)     (5.30)

19. SUBSEQUENT EVENTS

    Since December 31, 1999, Birch has borrowed an additional $40 million through March 23, 2000 under the term loan portion of the senior credit facility.

    On March 23, 2000 an affiliate of Kohlberg Kravis Roberts & Co. exercised its options to purchase an additional $50.0 million of Birch's series F preferred stock (see note 9).

    Also on March 23, 2000, Birch filed a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. All outstanding shares of Birch's preferred stock will automatically convert into shares of common stock upon completion of the proposed offering. In addition Birch expects to declare a 1.795 for 1 split of its common stock prior to completion of the offering. The conversion ratio for the preferred stock will be adjusted accordingly.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Valu-Line Companies, Inc.

    We have audited the accompanying consolidated balance sheet of the Valu-Line Companies, Inc. (the Company) as of December 31, 1997, and the related consolidated statements of income and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valu-Line Companies, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                             Ernst & Young LLP
Kansas City, Missouri

May 15, 1998

                           VALU-LINE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
Current assets:
  Cash and cash equivalents.................................   $  258
  Accounts receivable, net of allowance of $70..............    1,790
  Other receivables--related parties........................       97
  Inventories...............................................      530
  Prepaid expenses..........................................       37
  Income taxes receivable...................................       30
  Other assets..............................................       60
  Deferred income taxes.....................................       71
                                                               ------
Total current assets........................................    2,873
Property and equipment, net.................................    1,612
Other assets................................................      317
                                                               ------
Total assets................................................   $4,802
                                                               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease
    obligation..............................................   $  110
  Notes payable--related parties............................      240
  Accounts payable..........................................    1,262
  Accrued expenses..........................................      225
  Customer deposits.........................................       39
  Accrued salaries and commissions..........................      266
  Deferred revenue..........................................      287
                                                               ------
Total current liabilities...................................    2,429
Long-term debt, net of current maturities...................      345
Capital lease obligation, net of current maturities.........      336
Deferred income taxes.......................................       27

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000 shares authorized;
  10,360 issued and outstanding.............................      181
Retained earnings...........................................    1,484
                                                               ------
Total stockholders' equity..................................    1,665
                                                               ------
Total liabilities and stockholders' equity..................   $4,802
                                                               ======

                            See accompanying notes.

                           VALU-LINE COMPANIES, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                          YEAR ENDED DECEMBER 31, 1997

                (IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)

Revenue:
  Communications services, net..............................  $13,785
  Equipment sales, net......................................    3,016
                                                              -------
Total revenue...............................................   16,801
Cost of services:
  Cost of communications services...........................    9,859
  Cost of equipment sales...................................    1,983
                                                              -------
Total cost of services......................................   11,842
                                                              -------
Gross margin................................................    4,959
Selling, general and administrative.........................    4,067
Depreciation and amortization...............................      341
                                                              -------
Income from operations......................................      551
Interest expense............................................       97
                                                              -------
Income before income taxes..................................      454
Income tax expense..........................................      186
                                                              -------
Net income..................................................      268
Retained earnings, beginning of year........................    1,216
                                                              -------
Retained earnings, end of year..............................  $ 1,484
                                                              =======
Earnings per share--basic and diluted.......................  $ 25.87
                                                              =======
Common shares outstanding--basic and diluted................   10,360

                            See accompanying notes.

                           VALU-LINE COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net income..................................................    $268
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization.............................     341
  Deferred income taxes.....................................     (14)
  Income tax expense........................................      73
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (660)
    Other receivables--related parties......................     (52)
    Inventory...............................................     (94)
    Income taxes receivable/payable.........................     (56)
    Accounts payable........................................     520
    Accrued expenses and other current liabilities..........     304
    Other...................................................    (142)
                                                                ----
Net cash provided by operating activities...................     488
INVESTING ACTIVITIES
Purchase of property and equipment..........................    (243)
                                                                ----
Net cash used in investing activities.......................    (243)
FINANCING ACTIVITIES
Payment of notes payable....................................     (11)
Payment of notes payable--related parties...................     (44)
Payment of capital lease obligation.........................     (90)
                                                                ----
Net cash used in financing activities.......................    (145)
                                                                ----
Net increase in cash and cash equivalents...................     100
Cash and cash equivalents, beginning of year................     158
                                                                ----
Cash and cash equivalents, end of year......................    $258
                                                                ====

                            See accompanying notes.

                           VALU-LINE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997

1. THE COMPANY

    These consolidated financial statements include the accounts of Valu-Line Companies, Inc., a Kansas Corporation, and its wholly-owned subsidiaries (collectively, the "Company"), Valu-Line of Kansas, Inc. and IS Advertising. The Company was acquired by Birch Telecom, Inc. in February 1998 (see NOTE 10). The accounts of Valu Broadcasting, Inc. and Steve Sauder Real Estate, respectively, a wholly-owned subsidiary of and a division of Valu-Line Companies, Inc., both of which were spun off in December 1997, have been excluded for all periods from these consolidated financial statements in order to reflect financial position and operating results on a basis consistent with the businesses acquired by Birch Telecom, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

    FAIR VALUES OF FINANCIAL INSTRUMENTS

    As of December 31, 1997, the fair values of the Company's financial instruments, including cash equivalents and notes payable--related parties, approximate their carrying value.

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

                           VALU-LINE COMPANIES, INC.

                          YEAR ENDED DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. PROPERTY AND EQUIPMENT

    The components of property and equipment at December 31, 1997 are as follows:

                                                     ESTIMATED
                                                    USEFUL LIVES        1997
                                                    ------------   --------------
                                                                   (IN THOUSANDS)
Telecommunications and other equipment............  5 years        $        1,103
Office equipment, furniture and other.............  3-7 years               1,178
Buildings and improvements........................  40 years                  683
                                                                   --------------
                                                                            2,964
Accumulated depreciation and amortization.........                         (1,352)
                                                                   --------------
                                                                   $        1,612
                                                                   ==============

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

4. CAPITAL LEASE OBLIGATION

    The Company leases telecommunications equipment under a capital lease. The future minimum lease payments under the capitalized lease and the present value of the net minimum lease payments as of December 31, 1997 are as follows (IN THOUSANDS):

1998........................................................    $137
1999........................................................     137
2000........................................................     137
2001........................................................      57
2002........................................................      57
2003........................................................      57
                                                                ----
Total minimum lease payments................................     582
Less amount representing interest...........................    (147)
                                                                ----
Present value of net minimum lease payments with interest at
  10.0%.....................................................     435
Less current maturities.....................................     (99)
                                                                ----
                                                                $336
                                                                ====

                           VALU-LINE COMPANIES, INC.

                          YEAR ENDED DECEMBER 31, 1997

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

    Maturities on the aforementioned notes payable are as follows (IN
THOUSANDS):

1998........................................................    $ 11
1999........................................................      13
2000........................................................      14
2001........................................................      15
2002........................................................      17
Thereafter..................................................     286
                                                                ----
Total.......................................................    $356
                                                                ====

    The Company also has notes payable to officers of the Company and members of their families. The notes are unsecured and payable on demand. Interest is payable at the treasury rate (5.85% at December 31, 1997). The outstanding principal balance on these notes was $240,000 at December 31, 1997. Principal and interest payments were $128,000 in 1997.

    Total interest paid in 1997 was $97,000.

6. EMPLOYEE BENEFIT PLAN

    The Company sponsors a 401(k) profit-sharing plan covering substantially all employees under which employees can contribute up to 15% of their annual salary subject to annual Internal Revenue Code maximum limitations. Employees can participate after meeting the plan's eligibility requirements. The Company may make a discretionary contribution. Company contributions to the plan were $81,000 in 1997.

                           VALU-LINE COMPANIES, INC.

                          YEAR ENDED DECEMBER 31, 1997

7. INCOME TAXES

    The income tax expense (benefit) consisted of the following:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1997
                                                                 -----------------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................             $175
  State...................................................               25
                                                                       ----
Total Current.............................................              200
Deferred:
  Federal.................................................              (12)
  State...................................................               (2)
                                                                       ----
Total deferred............................................              (14)
                                                                       ----
Income tax expense........................................             $186
                                                                       ====

    The differences between the amount computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes are as follows:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1997
                                                                 -----------------
                                                                  (IN THOUSANDS)
Tax computed at statutory rate............................             $159
State taxes, net of federal effect........................               22
Other, net................................................                5
                                                                       ----
Income tax expense........................................             $186
                                                                       ====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows (IN THOUSANDS):

Deferred tax assets (current):
  Accrued liabilities.......................................    $32
  Allowance for doubtful accounts...........................     28
  Inventory capitalization..................................     11
                                                                ---
                                                                 71
Deferred tax liability (noncurrent):
  Depreciation..............................................     27
                                                                ---
Net deferred tax assets.....................................    $44
                                                                ===

    Net cash paid for income taxes for the year ended December 31, 1997 was $225,000.

                           VALU-LINE COMPANIES, INC.

                          YEAR ENDED DECEMBER 31, 1997

8. ADDITIONAL FINANCIAL INFORMATION

    RELATED PARTIES

    In 1997 Valu-Line provided services principally related to rent and operating costs to Valu-Broadcasting, Inc., an affiliate of Valu-Line at the time of the transactions, in the amount of $81,000. Valu-Line also received services principally related to advertising from Valu-Broadcasting, Inc. in the amount of $41,000 in 1997. In February 1998, Valu-Line merged with and into the Company pursuant to the Merger.

    MAJOR SUPPLIER INFORMATION

    Cost of communications services provided by Southwestern Bell approximated 40% of the total cost of communication services for the year ended December 31, 1997. Equipment purchases from Toshiba approximated 59% of cost of equipment sales for the year ended December 31, 1997.

9. COMMITMENTS AND CONTINGENCIES

    Minimum rental commitments at year-end 1997 for all noncancelable operating leases, consisting mainly of leases for office space and vehicles, are as follows (IN THOUSANDS):

1998........................................................    $30
1999........................................................     19
2000........................................................      9
                                                                ---
Thereafter..................................................    $58
                                                                ===

    Total rent expense for 1997 was $56,000.

10. SUBSEQUENT EVENT

    In February 1998, the Company was acquired by Birch Telecom, Inc. for $19,500,000. Shareholders of the Company received $4,750,000 of cash and $14,750,000 of preferred stock in Birch Telecom, Inc.

11. YEAR 2000 COMPLIANCE--UNAUDITED

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

                           VALU-LINE COMPANIES, INC.

                          YEAR ENDED DECEMBER 31, 1997

11. YEAR 2000 COMPLIANCE--UNAUDITED (CONTINUED)
    While the Company believes that its systems will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will function adequately. In addition, the Company interconnects and uses various local exchange companies' facilities to service its customers, and such facilities currently utilize numerous, date-sensitive computer applications. If these facilities are not year 2000 compliant, or if the systems of other local exchange companies, long distance carriers and others upon which the Company relies are not year 2000 compliant, it could have a material effect on the Company's business, operating results and financial condition.

                              BIRCH TELECOM, INC.
          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                  ADDITIONS
                                                            ---------------------
                                                 BALANCE    CHARGED    CHARGED TO                   BALANCE
                                                BEGINNING      TO        OTHER        OTHER          END OF
                                                 OF YEAR     INCOME     ACCOUNTS    DEDUCTIONS        YEAR
                                                ---------   --------   ----------   ----------      --------
                                                                       (IN THOUSANDS)
1997
  Valuation allowance--deferred income tax
    assets...................................    $    0     $   681       $  0         $   0        $   681
                                                 ------     -------       ----         -----        -------

1998
  Allowance for doubtful accounts............    $    0     $   140       $133         $ (39)(1)    $   234
                                                 ------     -------       ----         -----        -------
  Valuation allowance--deferred income tax
    assets...................................    $  681     $ 5,118       $  0         $   0        $ 5,799
                                                 ------     -------       ----         -----        -------

1999
  Allowance for doubtful accounts............    $  234     $   561       $125         $(464)(1)    $   456
                                                 ------     -------       ----         -----        -------
  Valuation allowance--deferred income tax
    assets...................................    $5,799     $22,942       $  0         $   0        $28,741
                                                 ------     -------       ----         -----        -------

------------------------

(1) Accounts written off, net of recoveries.