Form 10-Q
period 2000-03-31
BIRCH TELECOM INC /MO
filed 2000-05-15
CIK 1057523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ____________________________

                                    FORM 10-Q

         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 8,589,601 shares of common stock, $.001 par value, outstanding as of May 8, 2000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                        PAGE
------------------------------                                                        -----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000         3
Condensed Consolidated Statements of Operations for the three months ended March
  31, 1999 and 2000                                                                      4
Condensed Consolidated Statements of Cash Flows for the three months ended
  March 31, 1999 and 2000                                                                5
Notes to Condensed Consolidated Financial Statements                                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                    10

PART II - OTHER INFORMATION
---------------------------
ITEM 1.        LEGAL PROCEEDINGS                                                        11

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      11

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                         12


SIGNATURE PAGE                                                                          13


                         PART I - FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               BIRCH TELECOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31,     December 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...............................................      $       8,078   $       5,053
   Pledged securities......................................................             16,153          15,936
   Accounts receivable, net................................................             12,902          11,612
   Inventory...............................................................              3,530           3,735
   Prepaid expenses and other..............................................              3,299           3,759
                                                                                 -------------   -------------
Total current assets.......................................................             43,962          40,095
Property and equipment.....................................................             84,151          70,192
Less:  accumulated depreciation............................................             11,482           8,080
                                                                                 -------------   -------------
Property and equipment, net................................................             72,669          62,112
Pledged securities - noncurrent............................................              7,587           7,484
Goodwill, net..............................................................             19,293          19,316
Other intangibles, net.....................................................             21,176          16,911
Other assets...............................................................              1,409           1,053
                                                                                 -------------   -------------
Total assets...............................................................      $     166,096   $     146,971
                                                                                 -------------   -------------
                                                                                 -------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt and capital lease obligations......      $       1,381   $       1,300
   Accounts payable .......................................................              7,356          13,300
   Accrued expenses........................................................             17,521          10,793
                                                                                 -------------   -------------
Total current liabilities .................................................             26,258          25,393
Senior credit facility.....................................................             50,000          10,000
14% senior notes...........................................................            114,723         114,715
Other long-term debt and capital lease obligations, net of current maturities            1,033           1,070
Series F redeemable preferred stock, 13,333,334 shares issued and outstanding
   (stated at redemption and aggregate liquidation value)..................             65,800          63,550
Stockholders' deficit:
   Series B preferred stock, 8,572,039 shares issued and outstanding.......                  8               8
   Series C preferred stock, 6,270,527 shares issued and outstanding.......                  6               6
   Series D preferred stock, 2,622,222 and 2,222,222 shares issued and
     outstanding...........................................................                  3               2
   Common stock, $.001 par value, 80,000,000 shares authorized, 8,587,102 and
     8,414,541 shares issued and outstanding...............................                  5               5
   Warrants ...............................................................                337             337
   Additional paid-in capital .............................................             11,767          11,686
   Accumulated deficit ....................................................           (103,144)        (79,801)
                                                                                 -------------   -------------
                                                                                       (91,018)        (67,757)
                                                                                 -------------   -------------
   Less receivable from stockholders.......................................                700              --
                                                                                 -------------   -------------
Total stockholders' deficit................................................            (91,718)        (67,757)
                                                                                 -------------   -------------
Total liabilities and stockholders' deficit................................      $     166,096   $     146,971
                                                                                 -------------   -------------
                                                                                 -------------   -------------

     See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)


                                                                                 Three months ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                                 2000           1999
                                                                            ------------     -----------
Revenue:
  Communications services..............................................     $     21,286    $      9,308
  Equipment sales......................................................            2,522           1,328
                                                                            ------------     -----------
Total revenue..........................................................           23,808          10,636
Cost of services:
  Cost of communications services......................................           15,697           7,138
  Cost of equipment sales..............................................            1,639             787
                                                                            ------------     -----------
Total cost of services.................................................           17,336           7,925
                                                                            ------------     -----------
Gross margin...........................................................            6,472           2,711
Selling, general and administrative expenses...........................           21,203           8,296
Depreciation and amortization expense..................................            4,460           1,543
                                                                            ------------     -----------
Loss from operations...................................................          (19,191)         (7,128)
Interest expense.......................................................           (4,598)         (3,715)
Interest income........................................................              446             907
                                                                            ------------     -----------
Net loss...............................................................          (23,343)         (9,936)
Preferred stock dividends..............................................           (2,250)           (493)
Amortization of preferred stock issuance costs.........................             (175)             (8)
                                                                            ------------     -----------
Loss applicable to common stock........................................     $    (25,768)   $    (10,437)
                                                                            ------------     -----------
                                                                            ------------     -----------
Loss per common share-- basic and diluted..............................     $      (3.06)   $      (1.15)
                                                                            ------------     -----------
                                                                            ------------     -----------
Weighted average number of common shares outstanding...................            8,415           9,072


     See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                     Three months ended
                                                                                         March 31,
                                                                                  ------------------------
                                                                                     2000         1999
                                                                                     ----         ----

      NET CASH FROM OPERATING ACTIVITIES                                          $  (20,821)  $  (5,722)
      INVESTING ACTIVITIES
        Purchase of property and equipment........................................   (14,008)     (6,957)
        Business acquisitions, net of cash acquired...............................      (169)     (4,368)
        Amortization of discount on pledged securities............................      (319)       (511)
                                                                                   ---------    ---------
        Net cash from investing activities........................................   (14,496)    (11,836)
      FINANCING ACTIVITIES
        Proceeds from long-term debt and capital lease financing..................    40,406          --
        Proceeds from issuance of common stock....................................         7          --
        Payment of financing costs................................................    (1,709)         --
        Repayment of long-term debt and capital lease obligations.................      (362)       (774)
        Repayment of short-term notes.............................................        --        (200)
                                                                                   ---------    ---------
        Net cash from financing activities........................................    38,342        (974)
                                                                                   ---------    ---------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................       3,025     (18,532)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................       5,053      39,745
                                                                                   ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $   8,078   $  21,213
                                                                                  =========    =========
      Supplementary schedule of non-cash investing and financing activities:
         Amounts recorded in connection with acquisitions:
           Fair value of net assets acquired, net of cash acquired..............  $       --   $   2,678
           Fair value of intangible assets.....................................          169       3,699
           Assumption of liabilities............................................          --        (926)
           Assumption of long-term debt and capital lease obligations...........          --        (872)
           Issuance of common stock.............................................          --        (211)
        Property and equipment additions included in accounts payable...........       1,556          --
        Series D preferred stock issued for payment of preferred stock issuance
           costs................................................................       1,800          --
        Series D preferred stock to be issued for payment of preferred stock
           issuance costs.......................................................       1,200          --
        Receivable from stockholders for common stock...........................         700          --
      Supplemental disclosure of cash flow information:
        Cash payment for interest, net of interest capitalized of $203 in
           2000 and $285 in 1999................................................         164         254

     See accompanying notes to condensed consolidated financial statements.


                               BIRCH TELECOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        Three Months Ended March 31, 2000

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. ("Birch") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Birch's annual report on Form 10-K for the fiscal year ended December 31, 1999.

2.   LOSS PER SHARE

         The net loss per share amount reflected on the consolidated statements of operations is based on the weighted-average number of common shares outstanding. Stock options and convertible preferred stock are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, these stock equivalents may become dilutive.

3.   RECLASSIFICATIONS

         Certain items in the 1999 condensed consolidated financial statements have been reclassified to be consistent with the classification in the 2000 condensed consolidated financial statements.

4.   CAPITAL STRUCTURE

         During March 2000, the following equity transactions occurred:

         o Birch filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for an underwritten initial public offering of common stock. In connection with the filing, Birch's board of directors approved a 1.795-for-1 split of common stock. All prior period share and per share information has been restated to reflect the split. All outstanding shares of Birch's preferred stock will automatically convert into shares of common stock upon completion of the proposed offering. Additionally, the conversion ratio on the preferred stock has been adjusted in accordance with the 1.795-for-1 common stock split;

         o BTI Ventures, L.L.C. (BTI), an affiliate of Kohlberg Kravis Roberts & Co. (KKR), Birch's largest stockholder, exercised its options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share, totaling $50.0 million. The transaction was funded and the associated shares were issued in April 2000. In connection with the private placement of series F preferred stock to BTI, which closed on August 5, 1999, and the related exercise of options in March 2000, Lehman Brothers, Inc., Birch's placement agent, earned compensation which included 400,000 shares of series D preferred stock, totaling $1.8 million, issued in March 2000 and an additional 246,316 shares of series D preferred stock, totaling $1.2 million, issued in April 2000; and

         o Richard Jalkut, a member of Birch's board of directors, agreed to purchase 47,867 shares of common stock for $200,000, and Mory Ejabat, a member of Birch's board of directors, agreed to purchase 119,667 shares of common stock for $500,000.

5.   LONG-TERM DEBT

         In February 2000, Birch increased its $75.0 million senior credit facility to $125.0 million. The credit facility provides for a $25.0 million reducing revolver and $100.0 million in multi-draw term loans. The revolver is available for general corporate purposes of Birch's subsidiaries and the term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUE. Revenue increased 123.8% to $23.8 million for the 2000 period compared to $10.6 million for the 1999 period. The increase in revenue was principally a result of new customer sales in new and existing markets and partially due to a full quarter of revenue for Capital Communications Corporation (acquired in March 1999) in the 2000 period. As a percentage of total revenue, communications services were 89.4% for the 2000 period and 87.5% for the 1999 period, and equipment sales were 10.6% for the 2000 period and 12.5% for the 1999 period.

         COST OF SERVICES. Cost of services increased 118.8% to $17.3 million for the 2000 period compared to $7.9 million for the 1999 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 138.7% to $6.5 million (27.2% of revenue) for 2000 compared to $2.7 million (25.5% of revenue) for 1999. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based local services as compared to resold services in the 1999 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 155.6% to $21.2 million for the 2000 period compared to $8.3 million for the 1999 period. The increase in expense was primarily a result of supporting and attracting customers in new and existing markets, market launches in Texas and having a full quarter of expense in the 2000 period for Capital Communications Corporation, which affected wages, rent and other expenses. Additionally, we had 1,130 employees at March 31, 2000 compared to 506 employees at March 31, 1999. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 163.8% to a loss of $14.7 million for the 2000 period compared to a loss of $5.6 million for the 1999 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 189.0% to $4.5 million for the 2000 period compared to $1.5 million for the 1999 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of network assets, the amortization of intangible assets related to acquisitions and the amortization of financing costs related to our senior debt facility.

         INTEREST. Interest expense increased 23.8% to $4.6 million for the 2000 period compared to $3.7 million for the 1999 period. The increase in interest expense was primarily a result of borrowings on our senior credit facility, which began December 1999. Interest income decreased 50.8% to $446,000 for the 2000 period compared to $907,000 for the 1999 period. The decrease in interest income is primarily a result of the maturity and sale of $16.1 million of pledged securities for the payment of interest on the 14% senior notes.

         NET LOSS. Net loss increased 134.9% to $23.3 million for the 2000 period compared to $9.9 million for the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         Our total assets increased to $166.1 million at March 31, 2000 from $147.0 million at December 31, 1999. This increase was primarily the result of capital outlays for expansion of our local and data networks and development of operations support systems and automated back office systems. At March 31, 2000, our current assets of $44.0 million exceeded current liabilities of $26.3 million, resulting in working capital of $17.7 million and a $3.0 million increase compared to working capital of $14.7 million at December 31, 1999. At December 31, 1999, our current assets of $40.1 million exceeded current liabilities of $25.4 million. The increase in working capital was primarily attributable to proceeds received from borrowings on our senior credit facility to fund capital purchases. Pledged securities to satisfy interest payments on our senior notes amounted to $23.7 million at March 31, 2000 and $23.4 million at December 31, 1999.

         OPERATING ACTIVITIES. Net cash used in operating activities was $21.0 million for the 2000 period compared to $5.7 million for the 1999 period. Net cash used in operating activities was primarily used to fund our net losses of $23.3 million for the 2000 period and $9.9 million for the 1999 period.

         INVESTING ACTIVITIES. Net cash used in investing activities was $14.3 million for the 2000 period compared to $11.8 million for the 1999 period. Net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office systems, totaling $14.0 million in the 2000 period and $7.0 million in the 1999 period. Additionally, $4.4 million was spent on acquisitions in the 1999 period.

         FINANCING ACTIVITIES. Net cash provided by financing activities was $38.3 million for the 2000 period compared to net cash used in financing activities of $974,000 for the 1999 period. In the 2000 period, net cash provided by financing activities was primarily a result of $40.0 million in proceeds from borrowings on our senior credit facility. In the 1999 period, net cash used in financing activities was used for the repayment of debt.

         In February 2000, we increased the capacity of our $75.0 million senior credit facility to $125.0 million. This credit facility provides for a $25.0 million reducing revolver and $100.0 million in multi-draw term loans. The revolver is available for general corporate purposes of our subsidiaries and the term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems. The senior credit facility is secured by a perfected first priority security interest in substantially all of our assets and capital stock of our subsidiaries and contains a number of financial and operational covenants with which we must comply. Among other things, the covenants require us to maintain specified levels of revenue, EBITDA, ratio levels and access lines and restrict our ability to incur additional indebtedness, pay dividends, enter into related party transactions or sell our assets. We were in compliance with all covenants at March 31, 2000.

         In March 2000, an affiliate of KKR exercised its options to purchase an additional $50.0 million of our series F preferred stock. The transaction was funded and the associated shares were issued in April 2000.

         The development and expansion of our business will continue to require significant capital to fund capital expenditures, working capital and debt service and will generate negative operating cash flows. Our principal capital expenditure requirements will include:

         o the purchase, installation, and expansion of switches and transmission equipment for our local and data networks; and

         o the further development of operations support systems and automated back office systems.

         We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures.

         Our business plan calls for us to offer our services in additional markets. We expect to expand our operations in Texas and into Oklahoma in the second quarter of this year and to commence service in the regions served by Ameritech and BellSouth in 2001. We will need additional cash to fund our working capital needs, debt service requirements and operating losses. Until we begin to generate positive cash flow from operations, these liquidity requirements will need to be financed with additional debt and equity capital.

         During the second quarter 2000, we will begin to re-negotiate the terms of our existing senior credit facility and make corresponding changes to the financial covenants. We believe that our current resources, including availability under our senior credit facility, will be sufficient to satisfy our liquidity needs for the next 12 months. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pricing pressures, we will be required to seek additional capital sooner than we currently expect. In particular, if we elect to pursue acquisition opportunities or open additional markets, our cash needs may increase substantially. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions, many of which are outside of our control, will be accurate. Actual results will almost certainly vary materially from our current projections. The cost of expanding our network services and sales efforts, funding other strategic initiatives and operating our business will depend on a variety of factors, including, among other things:

         o the number of subscribers and the services for which they subscribe;

         o        the nature and penetration of services that we may offer;

         o        regulatory and legislative developments; and

         o the response of our competitors to their loss of customers to us and to changes in technology.

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

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue results from computer programs being written using two digits rather than four to define the year. Any of our computer programs or systems, or those of our suppliers, that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. We have assessed the potential impact of Year 2000 issues and modified, upgraded and replaced our systems as necessary. We did not experience any problems on January 1, 2000 and to-date, we have not experienced, nor are we aware of, any material Year 2000 issues with any of our internal systems or our services. Although we do not anticipate experiencing any Year 2000 related issues in the future, we will continue to monitor the situation and implement contingency plans if needed. Our total cost to-date to proactively address our Year 2000 issues has not been material. The cost of addressing Year 2000 issues is reported as a general and administrative expense.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for our consolidated financial statements beginning in the second quarter 2000. We do not expect the impact of SAB No. 101 to have a material effect in relation to our consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: An Interpretation of Accounting Principles Board (APB) Opinion No. 25" (the FASB Interpretation). The FASB Interpretation poses and answers 20 separate questions dealing with APB No. 25, "Accounting for Stock Issued to Employees," implementation practice issues. The FASB Interpretation will be effective beginning July 1, 2000, and we are currently determining its impact in relation to our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, expansion strategy and an intended public stock offering. The forward-looking statements are subject to risks, uncertainties and assumptions, and actual results may differ materially from anticipated results described in these forward-looking statements. The factors that could cause actual results to differ materially include, but are not limited to, revision of expansion plans, availability of financing, changes in laws and regulations, the number of potential customers in a target market, the existence of strategic alliances or relationships, technological or other developments in our business, changes in the competitive climate in which we operate, overall economic trends including interest rate and foreign currency trends, stock market activity, litigation and the emergence of future opportunities. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in our exposure to certain market risks have occurred from the discussion contained in Item 7A, "Qualitative Disclosures About Market Risk," filed as part of our annual report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not a party to any legal proceedings which, if decided adversely, would have a material adverse effect on our business or financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Since December 31, 1999, we have issued and sold unregistered securities as follows:

         o In March 2000, BTI, an affiliate of KKR, our largest stockholder, exercised its options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share, totaling $50.0 million. The transaction was funded and the associated shares were issued in April 2000. In connection with the private placement of series F preferred stock to BTI, which closed on August 5, 1999, and the related exercise of options in March 2000, Lehman Brothers, Inc., our placement agent, earned compensation which included 400,000 shares of series D preferred stock, totaling $1.8 million, issued in March 2000 and an additional 246,316 shares of series D preferred stock, totaling $1.2 million, issued in April 2000;

         o In March 2000, Richard Jalkut, a member of our board of directors, agreed to purchase 47,867 shares of our common stock for $200,000, and Mory Ejabat, a member of our board of directors, agreed to purchase 119,667 shares of our common stock for $500,000; and

         o In March 2000, our board of directors approved a 1.795-for-1 split of our common stock.


         All sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         During the first quarter of 2000, the following matters were submitted to a vote of our securities holders:

         o On March 8, 2000, in connection with compensation earned by Lehman Brothers, Inc., our placement agent, for the private placement of our series F preferred stock with BTI, we obtained the written consent of our stockholders with respect to the reservation and issuance of 646,316 shares of series D preferred stock, the amendment of our Certificate of Incorporation to designate 3,000,000 shares of our authorized preferred stock as series D preferred stock and the amendment of our Amended and Restated Purchasers Rights Agreement. Our stockholders also approved an increase of common stock available for issuance of options under our 1998 Stock Option Plan.

                  For:         62,752,611
                  Against:     0
                  Withheld:    226,626

         o On March 30, 2000, in connection with the proposed initial public offering of our common stock, we obtained the written consent of our stockholders with respect to the amendment of our Certificate of Incorporation to reclassify our common stock, increase the amount of our authorized stock and increase the size of our board of directors. Our stockholders approved our 2000 Equity Participation Plan and our 2000 Employee Stock Purchase Plan and approved the reservation of shares of common stock for issuance under each of those plans. The stockholders also approved an amendment to our Amended and Restated Purchasers Rights Agreement.

                  For:         53,437,468
                  Against:     0
                  Withheld:    10,259,769

         The number of stockholder votes stated above reflects the 1.795-for-1 common stock split and the adjusted preferred stock conversion ratio.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         The following exhibits are included herein:

             3.1 Certificate of amendment of restated certificate of incorporation of Birch Telecom, Inc.

            27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K.

         On March 23, 2000 we filed Form 8-K with respect to a registration statement filing with the SEC as part of a proposed initial public offering of common stock. We attached a copy of our press release issued that same day.

SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                            BIRCH TELECOM, INC.

                                            (REGISTRANT)


DATE:         MAY 15, 2000

                                             BY: /S/ BRADLEY A. MOLINE
                                                --------------------------
                                                 BRADLEY A. MOLINE, SENIOR VICE
                                                 PRESIDENT - CHIEF FINANCIAL
                                                 OFFICER (PRINCIPAL FINANCIAL
                                                 OFFICER AND PRINCIPAL
                                                 ACCOUNTING OFFICER)