Form 10-Q
period 2000-06-30
BIRCH TELECOM INC /MO
filed 2000-08-14
CIK 1057523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

             /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
             / /   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 8,604,764 shares of common stock, $.001 par value, outstanding as of August 7, 2000.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999               3
Condensed Consolidated Statements of Operations for the three months and six months
   ended June 30, 2000 and 1999 (Unaudited)                                                               4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
   2000 and 1999 (Unaudited)                                                                              5
Notes to Condensed Consolidated Financial Statements (Unaudited)                                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                              7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

                                                                                                          11

PART II - OTHER INFORMATION

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

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               BIRCH TELECOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2000             1999
                                                                                   -------------   -------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents...............................................        $       3,916   $       5,673
   Pledged securities......................................................               15,982          15,926
   Accounts receivable, net................................................               14,528          10,992
   Inventory...............................................................                3,907           3,735
   Prepaid expenses and other..............................................                4,828           3,759
                                                                                   -------------   -------------
Total current assets.......................................................               43,161          40,085

Property and equipment.....................................................              106,435          70,192
Less: accumulated depreciation.............................................               15,539           8,080
                                                                                   -------------   -------------
Property and equipment, net................................................               90,896          62,112

Pledged securities - noncurrent............................................                   --           7,484
Goodwill, net..............................................................               19,331          19,316
Preferred stock issuance costs, net........................................               10,005           6,698
Other intangibles, net.....................................................               12,260          10,213
Other assets...............................................................                3,152           1,063
                                                                                   -------------   -------------
Total assets...............................................................        $     178,805   $     146,971
                                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt and capital lease obligations......        $       1,186   $       1,300
   Senior credit facility..................................................               50,000          10,000
   Accounts payable .......................................................                7,959          13,300
   Accrued expenses........................................................                8,745           9,142
   Deferred revenue........................................................                2,478           1,651
                                                                                   -------------   -------------
Total current liabilities .................................................               70,368          35,393

14% senior notes...........................................................              114,732         114,715
Other long-term debt and capital lease obligations, net of current maturities              1,508           1,070
Series F redeemable preferred stock, 23,596,492 and 13,333,334 shares issued
   and outstanding (stated at redemption and aggregate liquidation value)..              119,425          63,550
Stockholders' deficit:
   Series B preferred stock, 8,572,039 shares issued and outstanding.......                    8               8
   Series C preferred stock, 6,270,527 shares issued and outstanding.......                    6               6
   Series D preferred stock, 2,868,538 and 2,222,222 shares issued and
     outstanding...........................................................                    3               2
   Common stock, $.001 par value, 150,000,000 shares authorized, 8,596,912
     and 8,414,541 shares issued and outstanding...........................                    5               5
   Warrants ...............................................................                  337             337
   Additional paid-in capital .............................................                9,088          11,686
   Accumulated deficit ....................................................             (135,972)        (79,801)
                                                                                   -------------   -------------
                                                                                        (126,525)        (67,757)

   Less receivable from stockholders.......................................                  703              --
                                                                                   -------------   -------------
Total stockholders' deficit................................................             (127,228)        (67,757)
                                                                                   -------------   -------------
Total liabilities and stockholders' deficit................................        $     178,805   $     146,971
                                                                                   =============   =============

     See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                             ----------------------------   ---------------------------
                                                                  2000           1999           2000            1999
                                                             ------------    ------------   ------------   ------------
Revenue:
  Communications services................................    $     25,484    $     11,589   $     46,770   $     20,897
  Equipment sales........................................           2,206           2,386          4,728          3,714
                                                             ------------    ------------   ------------   ------------
Total revenue............................................          27,690          13,975         51,498         24,611
Cost of services:
  Cost of communications services........................          18,952           9,034         34,649         16,172
  Cost of equipment sales................................           1,434           1,367          3,073          2,154
                                                             ------------    ------------   ------------   ------------
Total cost of services...................................          20,386          10,401         37,722         18,326
                                                             ------------    ------------   ------------   ------------
Gross margin.............................................           7,304           3,574         13,776          6,285
Selling, general and administrative expenses.............          30,162          11,068         51,365         19,364
Depreciation and amortization expense....................           5,423           2,031          9,883          3,574
                                                             ------------    ------------   ------------   ------------
Loss from operations.....................................         (28,281)         (9,525)       (47,472)       (16,653)
Interest expense.........................................          (5,378)         (3,769)        (9,976)        (7,484)
Interest income..........................................             831             655          1,277          1,562
                                                             ------------    ------------   ------------   ------------
Net loss.................................................         (32,828)        (12,639)       (56,171)       (22,575)
Preferred stock dividends................................          (3,625)           (492)        (5,875)          (986)
Amortization of preferred stock issuance costs...........            (268)             (8)          (443)           (16)
                                                             ------------    ------------   ------------   ------------
Loss applicable to common stock..........................    $    (36,721)   $    (13,139)  $    (62,489)  $    (23,577)
                                                             ============    ============   ============   ============
Loss per common share -- basic and diluted...............    $      (4.36)   $      (1.44)  $      (7.42)  $      (2.59)
                                                             ============    ============   ============   ============
Weighted average number of common shares outstanding.....           8,425           9,093          8,420          9,086


     See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  -------------------------
                                                                                      2000          1999
                                                                                  -----------   -----------
      NET CASH FROM OPERATING ACTIVITIES                                          $   (60,845)  $   (18,356)
      INVESTING ACTIVITIES
        Purchase of property and equipment......................................      (35,357)      (20,496)
        Business acquisitions, net of cash acquired.............................         (400)       (4,756)
        Amortization of discount on pledged securities..........................         (622)         (913)
        Maturity of pledged securities..........................................        8,050         8,050
                                                                                  -----------   -----------
        Net cash from investing activities......................................      (28,329)      (18,115)
      FINANCING ACTIVITIES
        Proceeds from long-term debt............................................       50,000            --
        Proceeds from issuance of preferred stock...............................       50,000            --
        Proceeds from issuance of common stock..................................           18            --
        Payment of financing costs..............................................       (1,752)           --
        Repayment of long-term debt and capital lease obligations...............      (10,849)       (1,007)
        Repayment of short-term notes...........................................           --          (200)
                                                                                  -----------   -----------
        Net cash from financing activities......................................       87,417        (1,207)
                                                                                  -----------   -----------
      NET DECREASE IN CASH AND CASH EQUIVALENTS.................................       (1,757)      (37,678)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................        5,673        39,745
                                                                                  -----------   -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD................................  $     3,916   $     2,067
                                                                                  ===========   ===========
        Supplementary schedule of non-cash investing and financing activities:
           Amounts recorded in connection with acquisitions:

             Fair value of net assets acquired, net of cash acquired............  $        --   $     2,678
             Fair value of intangible assets....................................          400         4,087
             Assumption of liabilities..........................................           --          (926)
             Assumption of long-term debt and capital lease obligations.........           --          (872)
             Issuance of common stock...........................................           --          (211)
          Property and equipment additions included in accounts payable.........        2,503         2,646
          Property and equipment additions acquired through capital lease.......        1,173         1,147
          Series D preferred stock issued for payment of preferred stock
            issuance costs......................................................        3,000            --
          Receivable from stockholders for common stock.........................          703            --
        Supplemental disclosure of cash flow information:
          Cash payment for interest, net of interest capitalized of $731 in
            2000 and $629 in 1999...............................................        9,902         7,528


     See accompanying notes to condensed consolidated financial statements.

                               BIRCH TELECOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2000

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. (Birch) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Birch's annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) on March 30, 2000.

2.   LOSS PER SHARE

         The net loss per share amount reflected on the condensed consolidated statements of operations is based on the weighted-average number of common shares outstanding. Stock options and convertible preferred stock are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, these stock equivalents may become dilutive.

3.   RECLASSIFICATIONS

         Certain items in the 1999 condensed consolidated financial statements have been reclassified to be consistent with the classification in the 2000 condensed consolidated financial statements.

4.   CAPITAL STRUCTURE

         Since December 31, 1999, the following equity transactions occurred:

         o In March 2000, Birch filed a registration statement on Form S-1 with the SEC for an underwritten initial public offering of common stock. In connection with the filing, Birch's board of directors approved a 1.795-for-1 split of common stock, effective April 6, 2000. All prior period share and per share information has been restated to reflect the split. All outstanding shares of Birch's preferred stock will automatically convert into shares of common stock upon completion of the proposed offering. The conversion ratio on the preferred stock has been adjusted in accordance with the 1.795-for-1 common stock split. Additionally, authorized shares of capital stock were increased to 208,403,275, with 150,000,000 allocated to common stock and 58,403,275 allocated to preferred stock;

         o In March 2000, BTI Ventures, L.L.C. (BTI), an affiliate of Kohlberg Kravis Roberts & Co. (KKR), Birch's largest stockholder, exercised its options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share, totaling $50.0 million. The transaction was funded and the associated shares were issued in April 2000. In connection with the private placement of series F preferred stock to BTI, which closed on August 5, 1999, and the related exercise of options in March 2000, Birch's placement agent earned compensation which included 646,316 shares of series D preferred stock; and

         o In March 2000, certain members of Birch's board of directors agreed to purchase 167,534 shares of common stock for $700,000.

5.   SENIOR CREDIT FACILITY

         In February 2000, Birch increased its $75.0 million senior credit facility to $125.0 million. The credit facility provides for a $25.0 million reducing revolver and $100.0 million in multi-draw term loans. The revolver is available for general corporate purposes of Birch's subsidiaries and the term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems. As of June 30, 2000, $50.0 million was outstanding under the term loan portion of the senior credit facility.

         The senior credit facility contains certain financial and operational covenants with which Birch must comply. At June 30, 2000, Birch was not in compliance with certain covenants of the agreement and obtained a waiver dated August 9, 2000 to dismiss the default for the three months ended June 30, 2000. The debt has been included in current liabilities due to the financial institutions' ability to call the loan in the next twelve months if future covenants are not met. Birch intends to refinance the loan and the loan covenants on a long-term basis. However, it can not be assured that the refinancing will be on satisfactory terms or done at all.

6.   SUBSEQUENT EVENTS

         Since June 30, 2000, Birch has borrowed an additional $29.8 million through August 10, 2000 under the term loan portion of the senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

     REVENUE. Revenue increased 98.1% to $27.7 million for the 2000 period compared to $14.0 million for the 1999 period. The increase in revenue was primarily a result of new customer sales in new and existing markets. As a percentage of total revenue, communications services were 92.0% for the 2000 period and 82.9% for the 1999 period, and equipment sales were 8.0% for the 2000 period and 17.1% for the 1999 period.

     COST OF SERVICES. Cost of services increased 96.0% to $20.4 million for the 2000 period compared to $10.4 million for the 1999 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 104.4% to $7.3 million (26.4% of revenue) for 2000 compared to $3.6 million (25.6% of revenue) for 1999. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based local services as compared to resold services in the 1999 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 172.5% to $30.2 million for the 2000 period compared to $11.1 million for the 1999 period. The increase in expense was primarily a result of supporting and attracting customers in new and existing markets and entry into Oklahoma markets, which affected wages, rent, advertising, internal communications and information technology expense. Additionally, we had 1,484 employees at June 30, 2000 compared to 666 employees at June 30, 1999. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 205.0% to a loss of $22.9 million for the 2000 period compared to a loss of $7.5 million for the 1999 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 167.0% to $5.4 million for the 2000 period compared to $2.0 million for the 1999 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

     INTEREST. Interest expense increased 42.7% to $5.4 million for the 2000 period compared to $3.8 million for the 1999 period. The increase in interest expense was primarily a result of borrowings on our senior credit facility, which began December 1999.

     NET LOSS. Net loss increased 159.7% to $32.8 million for the 2000 period compared to $12.6 million for the 1999 period.

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUE. Revenue increased 109.2% to $51.5 million for the 2000 period compared to $24.6 million for the 1999 period. The increase in revenue was primarily a result of new customer sales in new and existing markets. As a percentage of total revenue, communications services were 90.8% for the 2000 period and 84.9% for the 1999 period, and equipment sales were 9.2% for the 2000 period and 15.1% for the 1999 period.

     COST OF SERVICES. Cost of services increased 105.8% to $37.7 million for the 2000 period compared to $18.3 million for the 1999 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 119.2% to $13.8 million (26.8% of revenue) for 2000 compared to $6.3 million (25.5% of revenue) for 1999. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based local services as compared to resold services in the 1999 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 165.3% to $51.4 million for the 2000 period compared to $19.4 million for the 1999 period. The increase in expense was primarily a result of supporting and attracting customers in new and existing markets, market launches in Texas, entry into Oklahoma markets and having six months of expenses in the 2000 period for Capital Communications Corporation (acquired March 1999), which affected wages, rent advertising, internal communications and information technology expenses. Additionally, we had 1,484 employees at June 30, 2000 compared to 666 employees at June 30, 1999. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 187.4% to a loss of $37.6 million for the 2000 period compared to a loss of $13.1 million for the 1999 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 176.5% to $9.9 million for the 2000 period compared to $3.6 million for the 1999 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment and the amortization of intangible assets related to acquisitions.

     INTEREST. Interest expense increased 33.3% to $10.0 million for the 2000 period compared to $7.5 million for the 1999 period. The increase in interest expense was primarily a result of borrowings on our senior credit facility, which began December 1999. Interest income decreased 18.2% to $1.3 million for the 2000 period compared to $1.6 million for the 1999 period. The decrease in interest income is primarily a result of the maturity and sale of $16.1 million of pledged securities for the payment of interest on the 14% senior notes.

     NET LOSS. Net loss increased 148.8% to $56.2 million for the 2000 period compared to $22.6 million for the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         Our total assets increased to $178.8 million at June 30, 2000 from $147.0 million at December 31, 1999. This increase was primarily the result of expansion of our local and data networks and development of operations support systems and automated back office systems. At June 30, 2000, our current liabilities of $70.4 million exceeded our current assets of $43.2 million, resulting in negative working capital of $27.2 million and a $31.9 million decrease compared to working capital of $4.7 million at December 31, 1999. At December 31, 1999, our current assets of $40.1 million exceeded current liabilities of $35.4 million. The decrease in working capital was primarily attributable to new borrowings on our senior credit facility and reductions in accounts payable, partially offset by increases in customer receivable accounts due to revenue increases in new and existing markets. Pledged securities to satisfy interest payments on our senior notes amounted to $16.0 million at June 30, 2000 and $23.4 million at December 31, 1999.

         OPERATING ACTIVITIES. Net cash used in operating activities was $60.8 million for the six months ended June 30, 2000 compared to $18.4 million for the same period in 1999. Net cash used in operating activities was primarily used to fund our net losses of $56.2 million for the 2000 period and $22.6 million for the 1999 period.

         INVESTING ACTIVITIES. Net cash used in investing activities was $28.3 million for the six months ended June 30, 2000 compared to $18.1 million for same period in 1999. Net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office systems, totaling $35.4 million in the 2000 period and $20.5 million in the 1999 period. Net proceeds from the sale of pledged securities related to the 14% senior notes was $8.1 million in each of the 2000 and 1999 periods. Additionally, $4.8 million was spent on acquisitions in the 1999 period.

         FINANCING ACTIVITIES. Net cash provided by financing activities was $87.4 million for the six months ended June 30, 2000 compared to net cash used in financing activities of $1.2 million for the same period in 1999. In the 2000 period, net cash provided by financing activities was primarily from $40.0 million in net borrowings on our senior credit facility and $47.5 million in net proceeds from the issuance of series F preferred stock.

         In February 2000, we increased the capacity of our $75.0 million senior credit facility to $125.0 million. This credit facility provides for a $25.0 million reducing revolver and $100.0 million in multi-draw term loans. The revolver is available for general corporate purposes of our subsidiaries and the term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems. The senior credit facility is secured by a perfected first priority security interest in substantially all of our assets and capital stock of our subsidiaries and contains a number of financial and operational covenants with which we must comply. Among other things, the covenants require us to maintain specified levels of revenue, EBITDA, ratio levels and access lines and restrict our ability to incur additional indebtedness, pay dividends, enter into related party transactions or sell our assets. At June 30, 2000, we were not in compliance with certain covenants of the agreement. We obtained a waiver dated August 9, 2000 to dismiss the covenant violation for the three months ended June 30, 2000.

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

         Our business plan calls for us to offer our services in additional markets. We expect to expand our operations in Oklahoma in the third quarter of this year and commence service in the regions served by Ameritech and BellSouth in 2001. We will need additional cash to fund our working capital needs, debt service requirements and operating losses. Until we begin to generate positive cash flow from operations, these liquidity requirements will need to be financed with additional debt and equity capital.

         During the second quarter 2000, we began renegotiating the terms of our existing senior credit facility and making corresponding changes to the financial covenants. We believe that our current resources, including availability under our senior credit facility, will be sufficient to satisfy our liquidity needs for the next nine months. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pricing pressures, we will be required to seek additional capital sooner than we currently expect. In particular, if we elect to pursue acquisition opportunities or open additional markets, our cash needs may increase substantially. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions, many of which are outside of our control, will be accurate. Actual results will almost certainly vary materially from our current projections. The cost of expanding our network services and sales efforts, funding other strategic initiatives and operating our business will depend on a variety of factors, including, among other things:

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, as amended, is effective for our consolidated financial statements beginning in the fourth quarter 2000. We do not expect the impact of SAB No. 101 to have a material effect in relation to our consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: An Interpretation of Accounting Principles Board (APB) Opinion No. 25" (the FASB Interpretation). The FASB Interpretation poses and answers 20 separate questions dealing with APB No. 25, "Accounting for Stock Issued to Employees," implementation practice issues. The FASB Interpretation will be effective for our consolidated financial statements beginning in the third quarter 2000 and we do not expect its impact in relation to our consolidated financial statements to be material.

         In March 2000, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." EITF Issue No. 00-2 provides guidance on accounting for costs incurred to develop Internet web sites. EITF Issue No. 00-2 is effective beginning in the third quarter 2000. We do not expect the impact of EITF Issue No. 00-2 to be material in relation to our consolidated financial statements.

         In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities that have caused application difficulties since the issuance of SFAS No. 133. We are required to adopt SFAS No. 138 concurrently with SFAS No. 133. SFAS No. 133 is effective for our consolidated financial statements beginning in the first quarter 2001. We do not expect the impact of SFAS No. 133 or SFAS No. 138 to be material in relation to our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, expansion strategy and an intended public stock offering. The forward-looking statements are subject to risks, uncertainties and assumptions, and actual results may differ materially from anticipated results described in these forward-looking statements. The factors that could cause actual results to differ materially include, but are not limited to, revision of expansion plans, availability of financing, changes in laws and regulations, the number of potential customers in a target market, the existence of strategic alliances or relationships, technological or other developments in our business, changes in the competitive climate in which we operate, overall economic trends including interest rate and foreign currency trends, stock market activity, litigation, the emergence of future opportunities and other factors more fully described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000 and which is incorporated herein by reference. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in our exposure to certain market risks have occurred from the discussion contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," filed as part of our annual report on Form 10-K for the year ended December 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period April 1, 2000 through June 30, 2000, we have issued and sold unregistered securities as follows:

         o In March 2000, BTI, an affiliate of KKR, our largest stockholder, exercised its options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share, totaling $50.0 million. The transaction was funded and the associated shares were issued in April 2000. In connection with the private placement of series F preferred stock to BTI, which closed on August 5, 1999, and the related exercise of options in March 2000, our placement agent earned compensation which included 646,316 shares of series D preferred stock; and

         o In March 2000, our board of directors approved a 1.795-for-1 split of our common stock with an April 6, 2000 effective date. In connection with the stock split, we amended our Certificate of Incorporation to authorize 208,403,275 shares of capital stock, with 150,000,000 allocated to common stock and 58,403,275 allocated to preferred stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         During the second quarter of 2000, the following matters were submitted to a vote of our securities holders:

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are included herein:

                  3.1 Certificate of amendment of restated certificate of incorporation of Birch Telecom, Inc. (incorporated by reference to Exhibit 3.1 to Birch Telecom Inc.'s quarterly report on Form 10-Q for the period ended March 31, 2000, filed May 15, 2000).

                  10.9 Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Missouri, Inc. (Missouri Interconnection Agreement).

                  10.10 Amendment No. 1 dated February 1, 2000 to Missouri Interconnection Agreement.

                  10.32 Amendment No. 2 dated May 20, 2000 to Missouri Interconnection Agreement.

                  10.33 Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Oklahoma, Inc.

                  10.34 Amendment No. 1 dated April 7, 2000 to the interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Kansas, Inc.

                  10.35 Amendment No. 1 dated May 15, 2000 to interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Texas Ltd., LLP (Texas Interconnection Agreement).

                  10.36 Amendment No. 2 dated May 15, 2000 to Texas Interconnection Agreement.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                             BIRCH TELECOM, INC.

                                             (REGISTRANT)

DATE:   AUGUST 14, 2000

                                             BY:  /s/ BRADLEY A. MOLINE
                                             ---------------------------
                                             BRADLEY A. MOLINE, SENIOR VICE
                                             PRESIDENT - CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER AND
                                             PRINCIPAL ACCOUNTING OFFICER)