Form 10-Q
period 2000-09-30
BIRCH TELECOM INC /MO
filed 2000-11-14
CIK 1057523

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-62797

BIRCH TELECOM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1766929 (I.R.S. Employer Identification No.)
2020 Baltimore Avenue Kansas City, Missouri (Address of principal executive offices)	64108 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 8,610,891 shares of common stock, $.001 par value, outstanding as of November 7, 2000.

TABLE OF CONTENTS

		PAGE
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BIRCH TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

    (In thousands, except share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,174	$5,673
Pledged securities	15,809	15,926
Accounts receivable, net	17,818	10,578
Inventory	3,772	3,735
Prepaid expenses and other	6,420	4,173

Total current assets	60,993	40,085
Property and equipment	139,322	70,192
Less: accumulated depreciation	20,684	8,080

Property and equipment, net	118,638	62,112
Pledged securities—noncurrent	—	7,484
Goodwill, net	19,118	19,316
Preferred stock issuance costs, net	9,736	6,698
Other intangibles, net	11,496	10,213
Other assets	2,915	1,063

Total assets	$222,896	$146,971

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$958	$1,300
Accounts payable	20,094	13,300
Accrued expenses	16,626	9,142
Deferred revenue	3,187	1,651

Total current liabilities	40,865	25,393
Senior credit facility	115,000	10,000
14% senior notes	114,740	114,715
Other long-term debt and capital lease obligations, net of current maturities	2,376	1,070
Series F redeemable preferred stock, 23,596,492 and 13,333,334 shares issued and outstanding (stated at redemption and aggregate liquidation value)	123,550	63,550
Stockholders' deficit:
Series B preferred stock, 8,572,039 shares issued and outstanding	8	8
Series C preferred stock, 6,270,527 shares issued and outstanding	6	6
Series D preferred stock, 2,868,538 and 2,222,222 shares issued and outstanding	3	2
Common stock, $.001 par value, 150,000,000 shares authorized, 8,607,073 and 8,414,541 shares issued and outstanding	5	5
Warrants	337	337
Additional paid-in capital	4,711	11,686
Accumulated deficit	(178,505)	(79,801)

	(173,435)	(67,757)
Less receivable from stockholders	200	—

Total stockholders' deficit	(173,635)	(67,757)

Total liabilities and stockholders' deficit	$222,896	$146,971

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

    (In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenue:
Communications services	$30,110	$14,564	$76,880	$35,461
Equipment sales	2,261	2,458	6,989	6,172

Total revenue	32,371	17,022	83,869	41,633
Cost of services:
Cost of communications services	20,097	11,905	54,746	28,077
Cost of equipment sales	1,470	1,364	4,543	3,518

Total cost of services	21,567	13,269	59,289	31,595

Gross margin	10,804	3,753	24,580	10,038
Selling, general and administrative expenses	41,576	14,649	92,941	34,013
Depreciation and amortization expense	6,703	2,814	16,586	6,388

Loss from operations	(37,475)	(13,710)	(84,947)	(30,363)
Interest expense	(5,463)	(3,705)	(15,439)	(11,189)
Interest income	405	725	1,682	2,287

Net loss	(42,533)	(16,690)	(98,704)	(39,265)
Preferred stock dividends	(4,125)	(491)	(10,000)	(1,477)
Amortization of preferred stock issuance costs	(269)	(61)	(712)	(77)

Loss applicable to common stock	$(46,927)	$(17,242)	$(109,416)	$(40,819)

Loss per common share—basic and diluted	$(5.49)	$(1.91)	$(13.17)	$(4.51)

Weighted average number of common shares outstanding	8,548	9,012	8,307	9,058

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

    (In thousands)

	Nine months ended September 30,
	2000	1999
Net cash from operating activities	$(80,686)	$(31,073)
Investing activities
Purchase of property and equipment	(67,450)	(28,925)
Business acquisitions, net of cash acquired	(453)	(4,553)
Amortization of discount on pledged securities	(838)	(1,339)
Maturity of pledged securities	8,439	8,050

Net cash from investing activities	(60,302)	(26,767)
Financing activities
Proceeds from long-term debt	118,000	—
Proceeds from issuance of preferred stock	50,000	70,000
Proceeds from issuance of common stock	538	—
Payment of financing costs	(1,752)	(7,310)
Repayment of long-term debt and capital lease obligations	(14,297)	(1,427)
Redemption of preferred stock	—	(18,572)
Redemption of common stock	—	(450)
Repayment of short-term notes	—	(200)

Net cash from financing activities	152,489	42,041

Net increase (decrease) in cash and cash equivalents	11,501	(15,799)
Cash and cash equivalents at beginning of period	5,673	39,745

Cash and cash equivalents at end of period	$17,174	$23,946

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisitions:
Fair value of net assets acquired, net of cash acquired	$—	$2,678
Fair value of intangible assets	453	3,884
Assumption of liabilities	—	(926)
Assumption of long-term debt and capital lease obligations	—	(872)
Issuance of common stock	—	(211)
Property and equipment additions included in accounts payable	9,815	2,978
Property and equipment additions acquired through capital lease	2,261	2,099
Series D preferred stock issued for payment of preferred stock issuance costs	3,000	—
Receivable from stockholders for common stock	200	—
Accretion of redeemable preferred stock	10,000	1,477
Supplemental disclosure of cash flow information:
Cash payment for interest, net of interest capitalized of $1,591 in 2000 and $1,054 in 1999	11,096	7,176

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended September 30, 2000

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. (Birch) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Birch's annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) on March 30, 2000.

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

4.  Capital Structure

    Since December 31, 1999, the following equity transactions occurred:

  •
  In March 2000, Birch filed a registration statement on Form S-1 with the SEC for an underwritten initial public offering of common stock. In connection with the filing, Birch's board of directors approved a 1.795-for-1 split of common stock, effective April 6, 2000. All prior period share and per share information has been restated to reflect the split. All outstanding shares of Birch's preferred stock will automatically convert into shares of common stock if and when the proposed offering is completed. The conversion ratio on the preferred stock has been adjusted in accordance with the 1.795-for-1 common stock split. Additionally, authorized shares of capital stock were increased to 208,403,275, with 150,000,000 allocated to common stock and 58,403,275 allocated to preferred stock;
  •
  In March 2000, BTI Ventures, L.L.C. (BTI), an affiliate of Kohlberg Kravis Roberts & Co. (KKR), Birch's largest stockholder, exercised its options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share, totaling $50.0 million. The transaction was funded and the associated shares were issued in April 2000. In connection with the private placement of series F preferred stock to BTI, which closed on August 5, 1999, and the related exercise of options in March 2000, Birch's placement agent earned compensation which included 646,316 shares of series D preferred stock; and
  •
  In March 2000, certain members of Birch's board of directors agreed to purchase 167,534 shares of common stock for $700,000. Of these shares, 119,667 shares were issued in July 2000 for

    $500,000. The 47,867 shares remaining for $200,000 is included as a deduction from stockholders' equity on the condensed consolidated balance sheet.

5.  Senior Credit Facility

    In February 2000, Birch increased its $75.0 million senior credit facility to $125.0 million. The credit facility provides for a $25.0 million reducing revolver and $100.0 million in multi-draw term loans. The revolver is available for general corporate purposes of Birch's subsidiaries and the term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems. As of September 30, 2000, $100.0 million was outstanding under the term loan portion of the senior credit facility and $15.0 million was outstanding under the revolver.

    In October 2000, Birch renegotiated certain terms of the senior credit facility including certain loan covenants. Birch's lenders committed to fund an additional $70.0 million, consisting of $45.0 million in term loans through the October 2001 commitment termination date and $25.0 million in revolver through December 2006. As a covenant in the amended loan agreement, Birch agreed to place $105.0 million in equity, of which at least $75.0 million is to be received by March 31, 2001 and the remainder by July 31, 2001.

    The senior credit facility contains certain financial and operational covenants with which Birch must comply. At June 30, 2000, Birch was not in compliance with certain covenants of the agreement for the three months then ended and obtained a waiver dated August 9, 2000 to dismiss the default. Birch was in compliance with its revised covenants as of September 30, 2000 in the amended loan agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

    Revenue.  Revenue increased 90.2% to $32.4 million for the 2000 period compared to $17.0 million for the 1999 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. As a percentage of total revenue, communications services were 93.0% for the 2000 period and 85.6% for the 1999 period, and equipment sales were 7.0% for the 2000 period and 14.4% for the 1999 period.

    Cost of services.  Cost of services increased 62.5% to $21.6 million for the 2000 period compared to $13.3 million for the 1999 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 187.9% to $10.8 million (33.4% of revenue) for 2000 compared to $3.8 million (22.0% of revenue) for 1999. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based local services as compared to resold services in the 1999 period.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 183.8% to $41.6 million for the 2000 period compared to $14.6 million for the 1999 period primarily due to higher employee headcount, which affected wages, benefits and other personnel costs. We had 1,891 employees at September 30, 2000 compared to 817 employees at September 30, 1999. The following activities affected employee headcount and, in turn, increased wages, rent, marketing, internal communications and information technology expense among other expenses:

  •
  supporting and attracting customers in new and existing markets;
  •
  market launches in Oklahoma; and
  •
  preparation for market launches in the BellSouth region.

    Additionally, professional services increased primarily due to outsourcing certain back office functions. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 182.4% to a loss of $30.8 million for the 2000 period compared to a loss of $10.9 million for the 1999 period.

    Depreciation and amortization.  Depreciation and amortization increased 138.2% to $6.7 million for the 2000 period compared to $2.8 million for the 1999 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest.  Interest expense increased 47.4% to $5.5 million for the 2000 period compared to $3.7 million for the 1999 period. The increase in interest expense was primarily a result of borrowings on our senior credit facility, which began in December 1999.

    Net loss.  Net loss increased 154.8% to $42.5 million for the 2000 period compared to $16.7 million for the 1999 period.

  Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

    Revenue.  Revenue increased 101.4% to $83.9 million for the 2000 period compared to $41.6 million for the 1999 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. As a percentage of total revenue, communications services were 91.7% for the 2000 period and 85.2% for the 1999 period, and equipment sales were 8.3% for the 2000 period and 14.8% for the 1999 period.

    Cost of services.  Cost of services increased 87.7% to $59.3 million for the 2000 period compared to $31.6 million for the 1999 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 144.9% to $24.6 million (29.3% of revenue) for 2000 compared to $10.0 million (24.1% of revenue) for 1999. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based local services as compared to resold services in the 1999 period.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 173.3% to $92.9 million for the 2000 period compared to $34.0 million for the 1999 period primarily due to higher employee headcount, which affected wages, benefits and other personnel costs. We had 1,891 employees at September 30, 2000 compared to 817 employees at September 30, 1999. The following activities affected employee headcount and, in turn, increased wages, rent, marketing, internal communications and information technology expense among other expenses:

  •
  supporting and attracting customers in new and existing markets;
  •
  market launches in Texas and Oklahoma;
  •
  preparation for market launches in the BellSouth region; and
  •
  the acquisition of Capital Communications Corporation in March 1999.

    Additionally, professional services increased primarily due to outsourcing certain back office functions. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 185.1% to a loss of $68.4 million for the 2000 period compared to a loss of $24.0 million for the 1999 period.

    Depreciation and amortization.  Depreciation and amortization increased 159.6% to $16.6 million for the 2000 period compared to $6.4 million for the 1999 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest.  Interest expense increased 38.0% to $15.4 million for the 2000 period compared to $11.2 million for the 1999 period. The increase in interest expense was primarily a result of borrowings on our senior credit facility, which began in December 1999. Interest income decreased 26.5% to $1.7 million for the 2000 period compared to $2.3 million for the 1999 period. The decrease in interest income is primarily a result of the maturity and sale of $16.5 million of pledged securities since September 30, 1999.

    Net loss.  Net loss increased 151.4% to $98.7 million for the 2000 period compared to $39.3 million for the 1999 period.

Liquidity and Capital Resources

    Our total assets increased to $222.9 million at September 30, 2000 from $147.0 million at December 31, 1999. This increase was primarily the result of purchases of property and equipment for:

  •
  the expansion of our local and data networks, including the build-out of our DSL network;
  •
  the development of operations support systems and automated back office systems, including purchases of computer equipment and software for new employees; and
  •
  building improvements, furniture and fixtures for increased office space.

    At September 30, 2000, our current assets of $61.0 million exceeded our current liabilities of $40.9 million, resulting in working capital of $20.1 million and a $5.4 million increase compared to working capital of $14.7 million at December 31, 1999. At December 31, 1999, our current assets of $40.1 million exceeded current liabilities of $25.4 million. The increase in working capital was primarily attributable to new borrowings on our senior credit facility and increases in customer receivable accounts, partially offset by increases in accounts payable and accrued liabilities. Pledged securities to satisfy interest payments on our senior notes amounted to $15.8 million at September 30, 2000 and $23.4 million at December 31, 1999.

    Operating Activities.  Net cash used in operating activities was $80.7 million for the nine months ended September 30, 2000 compared to $31.1 million for the same period in 1999. Net cash used in operating activities was primarily used to fund our net losses of $98.7 million for the 2000 period and $39.3 million for the 1999 period.

    Investing Activities.  Net cash used in investing activities was $60.3 million for the nine months ended September 30, 2000 compared to $26.8 million for the same period in 1999. Net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office, totaling $67.5 million in the 2000 period and $28.9 million in the 1999 period. Net proceeds from the sale of pledged securities related to the 14% senior notes was $8.4 million for the 2000 period and $8.1 million for the 1999 period. Additionally, $4.6 million was spent on acquisitions in the 1999 period.

    Financing Activities.  Net cash provided by financing activities was $152.5 million for the nine months ended September 30, 2000 compared to $42.0 million for the same period in 1999. In the 2000 period, net cash provided by financing activities was primarily from $105.0 million in net borrowings on our senior credit facility and $47.5 million in net proceeds from the issuance of series F preferred stock. In the 1999 period, net cash provided by financing activities was primarily from $60.0 million in proceeds from the issuance of series F preferred stock and $10.0 in proceeds from the issuance of series D preferred stock, partly offset by the redemption of series C preferred stock for $10.0 million and the redemption of series E preferred stock for $8.6 million. These 1999 equity transactions netted proceeds of $44.4 million.

    In March 2000, an affiliate of KKR exercised its options to purchase an additional $50.0 million of our series F preferred stock. In connection with the private placement of series F preferred stock, our placement agent earned compensation of $3.0 million in series D preferred stock.

    In February 2000, we increased the capacity of our $75.0 million senior credit facility to $125.0 million and in October 2000 amended certain terms of the agreement including an additional $70.0 million expansion of the commitment. The amended credit facility provides for a $50.0 million reducing revolver and $145.0 million in multi-draw term loans. The revolver is available for general corporate purposes of our subsidiaries and the term loans are used to finance telecommunications equipment, inventory, network assets and back office systems. The senior credit facility is secured by a perfected first priority security interest in substantially all of our assets and capital stock of our subsidiaries and contains a number of financial and operational covenants with which we must comply. Among other things, the covenants require us to maintain specified levels of revenue, EBITDA, certain financial ratios and access lines and restrict our ability to incur additional indebtedness, pay dividends, enter into related party transactions or sell our assets. At June 30, 2000, we were not in compliance with certain covenants of the agreement. We obtained a waiver dated August 9, 2000 to dismiss the covenant violation for the three months ended June 30, 2000. With the amended agreement, we were in compliance with our financial covenants at September 30, 2000.

    The development and expansion of our business will continue to require significant capital to fund capital expenditures, working capital and debt service and will generate negative operating cash flows. Our principal capital expenditure requirements may include:

  •
  the further development of operations support systems and automated back office systems; and
  •
  the purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks, including our DSL network build-out.

    We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures. We currently estimate that the cash required to fund capital expenditures will be approximately $100.0 million for 2000.

    Our business plan calls for us to offer our services in additional markets. We expect to commence service in the regions served by BellSouth in 2001. We will evaluate opportunities in other markets depending on market conditions and availability of capital. Until we begin to generate positive cash flow from operations, the cash required to fund our expansion plans, working capital needs, debt service requirements and operating losses will need to be financed with additional debt and/or equity capital.

    We intend to seek additional debt and/or equity financing to fund our future liquidity needs. We cannot insure that we will be able to raise additional capital on satisfactory terms or at all. If we decide to raise additional funds through incurring debt, our interest obligations will increase and we may become subject to additional or more restrictive financial covenants. In addition, the terms of our senior credit facility and our senior notes each restrict our ability to obtain additional debt financing. If we decide to raise additional funds through the issuance of equity, the ownership interests represented by the common stock will be diluted. In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we may be required to delay the development of our network and business plans or take other actions that could materially and adversely affect our business, operating results and financial condition.

    In October 2000, we closed on an amendment to our existing senior credit facility which provides for an additional $70.0 million of availability. Included in the amended loan agreement is a covenant that we must secure an additional $105.0 million in equity, of which at least $75.0 million is to be received by March 31, 2001 and the remainder by July 31, 2001. Currently, we have $70.0 million remaining in loan availability. We believe that our current resources, including availability under our amended senior credit facility, will be sufficient to satisfy our liquidity needs into the first quarter of 2001. The additional equity we are required to secure under the covenants, together with our current resources, should be sufficient to meet our liquidity needs for the next twelve months. However, we can not assure you that we will secure additional equity on satisfactory terms or at all.

    If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pricing pressures, we will be required to seek additional capital sooner than we currently expect. In particular, if we elect to pursue acquisition opportunities or open additional markets, our cash needs may increase substantially. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions, many of which are outside of our control, will be accurate. Actual results will almost certainly vary materially from our current projections. The cost of expanding our network services and sales efforts, funding other strategic initiatives and operating our business will depend on a variety of factors, including, among other things:

  •
  the number of subscribers and the services for which they subscribe;

  •
  the nature and penetration of services that we may offer;

  •
  regulatory and legislative developments; and

  •
  the response of our competitors to their loss of customers to us and to changes in technology.

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

    In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of Accounting Principles Board (APB) Opinion No. 25" (the FASB Interpretation). The FASB Interpretation poses and answers 20 separate questions dealing with APB No. 25, "Accounting for Stock Issued to Employees," implementation practice issues. The FASB Interpretation was adopted for our consolidated financial statements for the period ending September 30, 2000. The impact was not material in relation to our consolidated financial statements.

    In March 2000, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." EITF Issue No. 00-2 provides guidance on accounting for costs incurred to develop Internet web sites and includes guidance on web hosting. EITF Issue No. 00-2 was adopted for our consolidated financial statements for the period ending September 30, 2000. The impact was not material in relation to our consolidated financial statements.

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

Forward-Looking Statements

    Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth and expenditures, expansion strategy, debt refinancing and equity offerings. The forward-looking statements are subject to risks, uncertainties and assumptions, and actual results may differ materially from anticipated results described in these forward-looking statements. The factors that could cause actual results to differ materially include, but are not limited to, revision of expansion plans, availability of financing, changes in laws and regulations, the number of potential customers in a target market, the existence of strategic alliances or relationships, technological or other developments in our business, changes in the competitive climate in which we operate, overall economic trends including interest rate and foreign currency trends, stock market activity, litigation, the emergence of future opportunities and other factors more fully described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000 and which is incorporated herein by reference. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes in our exposure to certain market risks have occurred from the discussion contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," filed as part of our annual report on Form 10-K for the year ended December 31, 1999, although we have increased the available balance under our amended senior credit facility from $125.0 million to $195.0 million.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not a party to any legal proceedings that, if decided adversely, would have a material adverse effect on our business or financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the period July 1, 2000 through September 30, 2000, we issued 119,667 shares of common stock for $500,000 to a member of our board of directors. This sale was made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. This sale was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    During the third quarter of 2000, no matters were submitted to a vote of our securities holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The following exhibits are included herein:

10.37
Amendment No. 1 dated June 15, 2000 to the interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Oklahoma, Inc.
10.38	Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between BellSouth Telecommunications, Inc. and Birch Telecom of the South, Inc.
10.39
Amendment No. 3 dated September 27, 2000 to the interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Texas Ltd., LLP.
10.40
Amendment No. 1 dated October 30, 2000 to the amended and restated credit agreement dated February 2, 2000 among Birch Telecom, Inc., Birch Telecom Finance, Inc. and Lehman Commercial Paper Inc., as agents and lenders, and the other lenders party thereto.
27.1	Financial Data Schedule.

  (b)
  Reports on Form 8-K.

    We did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRCH TELECOM, INC. (REGISTRANT)
Date: November 14, 2000	By:	/s/ BRADLEY A. MOLINE Bradley A. Moline, Senior Vice President—Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Nine Months Ended September 30 2000
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE