Form 10-K405
period 2000-12-31
BIRCH TELECOM INC /MO
filed 2001-04-02
CIK 1057523

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:
333-62797

BIRCH TELECOM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1766929 (I.R.S. Employer Identification No.)
2020 Baltimore Avenue Kansas City, Missouri (Address of principal executive offices)	64108 (Zip Code)

Registrant's telephone number, including area code:
 (816) 300-3000

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section12(g) of the Act:
14% senior notes due 2008	None
(Title of Class)	(Title of Class)

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,639,618 shares of common stock, $.001 par value, outstanding as of March 23, 2001.

    DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

    This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption "Business—Risk Factors" and elsewhere in this Form 10-K. Unless the context suggests otherwise, references in this Form 10-K to "we," the "Company" or "Birch" mean Birch Telecom, Inc. and its wholly-owned subsidiaries.

ITEM 1. BUSINESS

Overview

    We are a rapidly growing integrated communications provider. We seek to become the leading provider of telecommunications services for small and mid-sized businesses in each of the cities we serve. We offer state-of-the-art telecommunications services to our customers, who today are located in certain cities in the Midwest and Southeast. These voice and data service offerings include local and long distance telephone service, Internet/data, web hosting, integrated voice and data transmission over broadband lines and customer premises equipment sales and services. We offer these services to our customers through a combination of leased and owned network facilities. We have deployed collocations and transmission equipment in certain of our markets to deliver digital subscriber line service, which will support dedicated high-speed Internet/data and eventually voice services. We had 150 collocations operational at March 23, 2001. Our revenue for the year ended December 31, 2000 was $119.9 million, a 98% increase over 1999.

Business Strategy

    The key elements of our strategy include:

  Focusing on small and mid-sized business customers

    We focus on meeting the needs of small and mid-sized businesses in each of the cities we serve. Our tailored service offerings, direct sales model, and proactive customer service approach allows us to differentiate ourselves and achieve significant penetration into this very large, established customer base. We believe small and mid-sized businesses have not received a satisfying level of attention from the incumbent telephone companies, are unaware of their telecommunications network options and value our consultative, direct sales approach.

  Providing complete service packages that are tailored to our customers

    Our service offerings are specifically designed for the needs of our target customers. We provide simplified, feature-rich packages of services, superior value and a single source for our customers' networking requirements. Our service offerings include features offered in packages that we believe are not generally available from other providers. Our packages are priced to offer savings of 10% to 40% from comparable services provided by the incumbent telephone company. Our direct sales representatives consult with our customers in person and assist them in selecting service packages appropriate for their needs.

  Creating a strong brand presence

    We have quickly achieved a high level of brand awareness in our markets through an aggressive multi-media advertising campaign targeted at the incumbent telephone company. Our marketing efforts include billboard, radio, television and print advertising, as well as sponsorship of major local events, affiliations with local organizations and direct mailings. We believe we have been able to achieve a higher level of brand awareness in our markets than any other new market entrant. We plan to use our proven marketing and advertising strategy to help us achieve rapid and deep penetration in each new market we enter.

  Deploying a direct sales force in each of our markets

    We deploy a large locally-based sales force focused on achieving a significant market share in each of our markets. We believe that our extensively marketed brand name, visible local presence, readily available services and emphasis on personal customer service have enabled our 298-person sales force to achieve high levels of productivity and quickly penetrate new markets.

  Investing in industry-leading, scalable back office systems

    We believe our billing and operating systems are capable of supporting a significant number of lines. These systems have already withstood the test of high volumes and rapid growth within our operation. Over the past year, we have increased our access lines in service from 112,518 at December 31, 1999 to 229,052 at December 31, 2000. We believe that our existing infrastructure can support continued capacity increases.

  Maintaining maximum network flexibility

  •
  Integrating data and voice network services. By integrating both data and voice services, we believe we will be able to deliver a broadband digital subscriber line connection to a significant percentage of our customers. We believe that once this technology is commercially available, this integration will yield bandwidth flexibility to our customers and the strategic advantage of an improved product with reduced monthly costs.

  •
  Capitalizing on our unbundled network element platform. We provide service to a majority of our customers by leasing substantially all of the unbundled network elements from the incumbent telephone company and using our advanced back office systems to combine these elements into integrated Birch-branded voice services. This platform has allowed us to offer voice services to customers located virtually anywhere in our markets and achieve high gross margins and superior returns on incremental capital invested. The unbundled network element platform, or UNEP, allows us to minimize current capital expenditures and maintain design flexibility for the next generation of telecommunications technology.

  •
  Positioning for mass deployment of broadband. Our network objective is to mass-deploy broadband facilities (primarily digital subscriber lines) that support both voice and data over a single line. We have implemented collocations at central offices of the incumbent telephone company in certain of our markets and intend to deploy packet switches that can handle voice and data over a single line as soon as they become available.

  Expanding our geographic reach

    We currently serve 32 markets that have populations ranging in size from 97,000 to 4.5 million, and we intend to offer our services in 5 additional markets in the BellSouth region before the end of the second quarter of 2001. We have developed systems, network capabilities and an experienced sales force and customer service team that position us to rapidly penetrate these new markets and regions.

  Growing through acquisitions

    We have completed six acquisitions since our inception in December 1996 for total consideration of $27.7 million. From time to time, we may consider making additional acquisitions to further complement our service capabilities or expand our geographic scope.

Telecommunications Services

  Offered Services

    We design our voice and data services to appeal to small and mid-sized businesses that value simple integrated communications service packages from a single provider. We believe that the key to attracting and retaining our target customers is to offer a comprehensive set of services. These services include voice offerings of local lines, features and long distance at flat per-minute rates, and data offerings including dedicated digital subscriber line and dial-up Internet access, web hosting and other data services. We divide our communications service offerings generally into three broad categories: voice, Internet/data and web hosting.

  Delivery of Services

  UNEP

    We lease all of the unbundled network elements necessary to provide service from the incumbent local exchange carriers. We believe that our UNEP strategy allows us to enter into new markets more quickly than if we had initially deployed our own network facilities. This strategy also reduces initial capital requirements in each market, allowing us to focus our capital resources initially on the critical areas of sales, marketing and operations support systems. In addition, we believe UNEP will allow us to avoid further deploying circuit switches and maintain design flexibility for the next generation of telecommunications technology.

  Broadband

    We have installed digital subscriber line equipment at our collocation sites, at our switch sites and at our customers' locations. We believe this equipment will allow us to deliver multiple voice calls and data traffic over a single, standard telephone line and is expected to provide us with substantial cost savings. Using DSL technology, we believe we will increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to up to 1.5 million bits per second or more.

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

  Customer Premises Equipment

    We offer our customers equipment they need to run their internal phone systems, including data routers and wiring, telephone equipment and integrated access devices. We also sell and service standard key systems, private branch exchanges and voice-mail systems, and provide inside-wire services for commercial accounts, including wiring for data networking, in Kansas and Missouri. We are an authorized equipment distributor for Northern Telecom, Inc., Toshiba America Information Systems, Inc., NEC America, Inc., Executone Information Systems, Inc. and Vodavi Communications Systems, Inc.

Sales and Marketing

  Sales

    As of March 23, 2001, we had a direct sales force of 298 representatives selling local, long distance and Internet/data services, operating from 32 offices throughout certain cities in the Midwest and Southeast. In addition to the direct sales representatives, we had 20 representatives selling customer premises equipment. We plan to increase our sales staff in existing markets and open additional sales offices in BellSouth's region. We supplement our sales efforts through brand awareness efforts including local and regional advertising, public relations and local sponsorships.

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

    We compensate our sales representatives with a competitive base salary, stock options and commissions based on sales results. We use a revenue-based commission structure that enables us to attract productive sales people experienced in disciplined, activity-based sales. This commission structure is based on incremental revenue and is not subject to any maximum earnings level.

    We do not actively market to residential customers. Nonetheless, we have found that our sales and promotional efforts attract residential customers, many of whom are owners or employees of businesses using our telecommunication services. Residential customers call our customer service center to receive forms to apply for service. We do not pay sales commissions for residential sales.

  Advertising and Promotion

    We conduct extensive marketing campaigns in our local markets. We make use of advertising and public relations to attract small to mid-sized business customers and contrast our service attributes with the incumbent carrier. Our marketing campaign includes billboard, radio, television and print advertising, as well as sponsorship of major local events, affiliations with local organizations and direct mailings focusing on public relations. In the past, our market launches have attracted extensive local media coverage.

    In keeping with our philosophy of being accessible to our customers, we establish local sales and customer service offices in most of the cities and towns that we serve. Our offices are open to walk-in traffic and often are located in high-profile areas.

  Pricing

    We do not intend to position ourselves as the cheapest provider of services, especially long distance services. We target customers who value the convenience of our service offerings and personalized customer service. Customers who have the highest price sensitivity are likely to move frequently among providers, driving up churn rates. However, we do set our pricing so that our local business customers can generally save from 10% to 40% on the incumbent provider's rates. Internet/data, long distance and customer premises equipment are generally priced at rates competitive with that of other service providers.

Back Office Systems

    Back office systems refer to the hardware and software systems that support the primary functions of our operations, including:

  •
  order entry and provisioning;

  •
  billing;

  •
  data center;

  •
  trouble management; and

  •
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

  Order Entry and Provisioning

    Order entry involves the initial loading of customer data into our information systems. Currently, our sales executives take orders and our customer care and provisioning representatives load the initial customer information into our Saville CBP billing system and our MetaSolv TBS provisioning system. We use the MetaSolv TBS system to manage and track the timely completion of each step in the provisioning process. Currently, we provision orders electronically through the incumbent carrier's electronic provisioning system. The MetaSolv TBS system enables a customer care coordinator to keep an installation on schedule and notify the customer of any potential delays. Once an order has been completed, we update our billing system to initiate billing of installed services.

  Billing

    The Saville billing system provides our customers with a consolidated invoice for most of our services. Customer calls generate billing records that are transmitted from the call records to the Saville billing system. These records are then processed by the billing software, which calculates usage costs, integrates fixed monthly charges, calculates taxation and provides the data necessary to create a simple customer invoice. We provide invoice information to a third party printer, which prepares and distributes bills to our customers. Our customers pay us directly.

    This Saville system allows us to add advanced features such as special discounts based on call volume, or number of services used, complex local taxation and discrete billing options by type of service ordered.

  Trouble Management

    We use MetaSolv TBS, a customer care and trouble management system, to provide customer service. Our trouble management system is integrated into the operational support system. It enables our customer care personnel to track customer problems, assign repair work to the appropriate technical teams and provide employees and management access to reports on the status of service activity.

  Network Management

    We use the Harris Network Management system to monitor and operate our switch networks. The information provided by the Harris system allows our network operations staff to repair problems in the networks, thereby eliminating or minimizing impacts to our customers.

  Southwestern Bell Toolbar/BellSouth RoboTAG

    Southwestern Bell's Toolbar and BellSouth's RoboTAG are end-user interface systems that allow our customer service, trouble management and service provisioning representatives to access the incumbent's operating systems. These systems allow us to send local service requests to receive order commitments back from, reserve new telephone numbers with, view an order's status at, and test or report customer problems to the incumbent.

  Data Center

    We occupy an 8,000 square foot data center in Kansas City, Missouri. We believe this center has sufficient space to support increases in our access lines, customers and employees.

Network Facilities

  Leased Facilities

    During 1999, we began to lease substantially all of the network elements from Southwestern Bell and combine these elements into integrated Birch-branded voice services without deploying a switch. By using UNEP, we are able to offer our services to a broader geographical area than we can by using our own switches. Many of our competitors are limited to serving customers that are located near their facilities. UNEP allows us to serve many customers in disparate geographic areas.

    Where we have installed switches, we lease transmission facilities from Southwestern Bell and other carriers to connect our switches to our collocated equipment in Southwestern Bell's central offices and to unbundled loops. Given the current capacity of existing local networks, we do not anticipate having to build local transmission facilities in the future. Similarly, we believe that the capacity of existing long distance networks renders direct ownership of long distance transmission facilities unnecessary.

    Leasing, rather than building, facilities supports our strategy of rapid local market development because our sales activity is not constrained by network expenditures. Moreover, by leasing transmission facilities, we can offer our services throughout a metropolitan area and we are not constrained by the limited number of locations in which we could build transmission facilities.

  Owned Facilities

    We deploy data transmission packet switches in most of our markets. We use these packet switches to transmit data over our leased transmission lines.

    We currently operate local/long distance circuit switches in Kansas City and St. Louis, Missouri and Wichita, Kansas. We do not intend to deploy more circuit switches because we believe voice-capable packet switches will be more economical to operate in the future. We collocate our electronic equipment at Southwestern Bell's central offices in certain markets to support existing circuit switches. Collocation allows us to connect to transmission lines we lease from Southwestern Bell. Additionally, we have implemented 150 collocations at central offices of Southwestern Bell in eleven of our markets. We have deployed digital subscriber line (DSL) equipment in all of the collocations and are providing broadband facilities to support DSL services. Currently we do not offer these DSL services in the BellSouth markets.

    At the customer's premises, we connect unbundled loops directly to customer-owned equipment. We may also deploy electronic equipment (intelligent channel banks or access servers) that concentrate data and voice traffic. This enables us to obtain higher capacity from the transmission line of the incumbent local exchange carrier.

Operations

  Emporia and Kansas City Service Centers

    Our service centers in Emporia, Kansas and Kansas City, Missouri are critical to our ability to offer excellent service and to support growth. These service centers process orders, interface with the incumbent's operational support systems and provide customer service, trouble resolution, billing and collection services for our customers.

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

  Incumbent Telephone Companies

    In our existing markets, we compete principally with Southwestern Bell and BellSouth. As a recent entrant in the telecommunications services industry, we may not achieve a significant market share for any of our services in our markets. In particular, Southwestern Bell, BellSouth and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenue from a variety of businesses and currently benefit from existing regulations that favor these incumbent local exchange carriers over us in some respects. While recent regulatory initiatives, which allow competitive local exchange carriers such as us to interconnect with incumbent local exchange carrier facilities, provide increased business opportunities for us, these interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the incumbent local exchange carriers. Future regulatory decisions could grant incumbent local exchange carriers increased pricing flexibility or other regulatory relief. These initiatives could also have a material adverse effect on us.

  Competitive Local Exchange Carriers/Interexchange Carriers/Other Market Entrants

    We also face competition from other current and potential market entrants. These market entrants include long distance carriers that compete with our long distance services and seek to enter, reenter or expand into the local exchange market. AT&T, GTE, MCI WorldCom and Sprint are among these carriers. Competitive local exchange carriers, resellers of local exchange services, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users also compete with us. In addition, consolidation and strategic alliances within the telecommunications industry, or the development of new technologies could put us at a competitive disadvantage. Not only does the Telecommunications Act impose regulatory requirements on all local telecommunications service providers, but it also grants the FCC expanded authority to reduce the level of regulation applicable to any telecommunications service provider, including any incumbent telecommunications service providers. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on our ability to compete successfully against incumbent local exchange carriers and other telecommunications service providers.

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

  Long Distance Services

    The long distance telecommunications industry has numerous entities competing for the same customers and a high churn rate, as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Our primary competitors are the major interexchange carriers and resellers of long distance services. We believe that pricing levels are a principal competitive factor in providing long distance service; however, we seek to avoid direct price competition by packaging long distance service, local service, customer premises equipment and Internet/data access service together with a simple pricing plan.

  Customer Premises Equipment

    We compete with numerous equipment vendors and installers and telecommunications management companies for the sale of customer premises equipment and related services. We generally offer our products at prices consistent with other providers and differentiate our service through our product packages.

  Internet/Data Services

    The Internet/data services market is highly competitive, and we expect that competition will continue to intensify. Internet service, meaning both Internet access and on-line content services, is provided by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as

America Online, Inc., MSN, Prodigy Services Company and WebTV Networks, offer on-line content services consisting of access to closed, proprietary information networks. Long distance companies, among others, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs. Cable companies are starting to provide Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater financial, technological, marketing, personnel, name-brand recognition and other resources than those available to us.

Employees

    In November 2000 we reduced our workforce by 138 employees, followed by an additional reduction of 308 in February 2001. At February 28, 2001, we employed 1,466 persons. Additionally, we occasionally hire temporary employees. We are not party to any collective bargaining arrangements and believe that our relationship with our employees is good.

Regulation

Regulatory Overview

    We are subject to regulation by federal, state and local government agencies. Historically, the FCC had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services.

    In 1996, Congress passed the Telecommunications Act of 1996, opening the local market to competition and allowing the Bell operating companies to compete for the first time since the 1984 breakup of AT&T in the long distance market within their local service regions, once specified conditions are met. The Telecommunications Act fundamentally changed the way telecommunications is regulated in this country. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing local telephone service.

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

  •
  Resale. Incumbent telephone companies are required to permit new telecommunications service providers to purchase their services for resale to the public at a wholesale rate that is less than the rate charged by the incumbent telephone companies to their retail customers.

  •
  Access to Network Elements. Incumbent telephone companies are required to lease to new telecommunications service providers the various elements in their network that are used in combination with each other to provide local telephone service. The individual leased elements of the incumbent telephone companies' networks are known as unbundled network elements. The incumbent telephone companies must make unbundled network elements available at rates that are based on their forward-looking economic costs.

  •
  Construction of New Facilities. New telecommunications service providers may also enter the local phone service market by building entirely new facilities. The incumbent telephone companies are required to allow new telecommunications service providers to interconnect their facilities with the incumbent telephone company's, enabling each carrier's customers to reach the other's.

    To facilitate new telecommunications service providers' entry into local telephone markets using one or more or some combination of these three methods, the Telecommunications Act imposes on incumbent telephone companies the obligation to open their networks and markets to competition. When requested by competitors, incumbent telephone companies are required to negotiate, in good faith, agreements that lay out terms governing the interconnection of their network, access to unbundled network elements and resale. Incumbent telephone companies must also allow competing carriers to "collocate," or place their own equipment in incumbents' central offices for interconnection or access to the incumbent telephone company's unbundled network elements.

    In addition, all local exchange carriers, including both incumbent and new telecommunications service providers, are subject to the following requirements, among others:

  •
  Interconnection. All local telecommunications service providers must permit their competitors to interconnect with their facilities either directly or indirectly. Incumbent telephone companies are additionally obligated to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit);

  •
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

  •
  Reciprocal Compensation. All local telecommunications service providers must complete local calls originated by other telecommunications service providers under reciprocal compensation arrangements. That is, the local provider terminating a local call is entitled to payment from the local provider originating the call. Charges assessed by the incumbent telephone company for terminating calls originated on a new telecommunications service provider's network must be based on a reasonable approximation of additional cost. Regulation of reciprocal compensation, and inter-carrier compensation generally, is in a state of considerable flux. A number of proceedings are, or soon could be, pending before the FCC. As a result of those proceedings, the FCC could reduce, or even eliminate, inter-carrier payments for the exchange of local traffic. It is impossible to predict the outcome of these proceedings or the effect they could have on us;

  •
  Dialing Parity. All local telecommunications service providers must provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing with no unreasonable dialing delays. Local dialing parity ensures that customers on one local exchange carrier do not have to dial extra digits to reach customers on a different local or toll carrier's network; and

  •
  Access to Rights-of-Way. All local telecommunications service providers must permit competing providers access to poles, ducts, conduits and rights-of-way at reasonable and nondiscriminatory rates, terms and conditions. The FCC has opened a proceeding seeking to define in greater detail the scope of the incumbent telephone company's obligation to provide access to rights-of-way that it owns or controls, including those within its own central offices and other buildings, and buildings owned by private third parties.

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

The FCC's Rules Implementing the Telecommunications Act's Local Competition Provisions

    In August 1996, the FCC issued an order implementing the local competition provisions of the Telecommunications Act. The FCC established rules about how interconnection and collocation were to be provided, put forth a "forward-looking" pricing methodology for state commissions to use to establish prices for interconnection and unbundled network elements, and specified which parts of an incumbent's network must be made available as unbundled network elements to competing carriers. The FCC also held that incumbent telephone companies must provide new telecommunications service providers with "combinations" of unbundled network elements, making it possible for new telecommunications service providers, in many instances, to provide service to customers by leasing all of the component unbundled network elements from the incumbent telephone company. This method of providing service is known as the unbundled network element platform, or UNEP. Specifically, among other rules, the FCC established a list of network elements, comprising most of the significant facilities, features, functionalities or capabilities of the network, that the incumbent telephone companies must unbundle. In addition, the FCC mandated a particular forward-looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

    The FCC's local competition rules have been subject to years of court challenges and have yet to be finally resolved by the courts. In January 1999, the United States Supreme Court issued a decision restoring many of the provisions of the FCC's rules that had been vacated by an earlier decision of the United States Court of Appeals for the Eighth Circuit. The Supreme Court rejected challenges to the FCC's jurisdiction to set local competition rules and upheld the FCC's basic approach.

    The Supreme Court did not evaluate the specific "forward-looking" pricing methodology adopted by the FCC, instead remanding the issue to the Eighth Circuit for further consideration. Some incumbent telephone companies have argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. On July 18, 2000, the Eighth Circuit issued a decision upholding the FCC's pricing methodology in part and overturning it in part. That decision is now back before the Supreme Court for further review.

    The Supreme Court will review two aspects of the FCC's pricing rules: (1) whether the FCC erred in adopting a forward-looking pricing standard that does not allow the incumbent telephone companies to recover their historical costs; and (2) whether costs should be based on an assumed most-efficient network—as the FCC's rule originally required—or on the costs of the incumbent telephone companies' actual networks. A decision is expected in 2002. We cannot predict the outcome of this proceeding. If the Supreme Court fails to uphold the FCC's forward-looking pricing methodology or permits the incumbent telephone companies to base their costs on their actual network rather than a hypothetically most-efficient network, it may increase the prices we pay for network elements and materially adversely affect our business.

    Additionally, in its January 1999 decision, the Supreme Court vacated the FCC's rules defining what network elements must be unbundled and made available to the new telecommunications service providers by the incumbents. The Supreme Court held that the FCC must provide a stronger rationale to support the degree of unbundling ordered.

    On November 5, 1999, in response to the Supreme Court's ruling, the FCC released new rules specifying which portions of the incumbent telephone companies' networks must be made available as unbundled network elements. The FCC reaffirmed that incumbent telephone companies must provide unbundled access to all of the network elements that we require in order to provide end-to-end local service to our customers through UNEP (with the exception of switching in certain limited instances discussed below). The following are the six items that the FCC identified as unbundled network elements:

  •
  loops, including loops used to provide high-capacity and advanced telecommunications services such as digital subscriber lines;

  •
  network interface devices;

  •
  local circuit switching;

  •
  dedicated and shared transport;

  •
  signaling and call-related databases; and

  •
  operations support systems.

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

    The FCC also modified the local switching unbundled network element, concluding that incumbents need not provide access to unbundled local circuit switching for customers with four or more lines that are located in the densest parts of the top 50 metropolitan statistical areas so long as the incumbent makes available an alternative arrangement for reaching customers, known as the enhanced extended link. The enhanced extended link allows new telecommunications service providers to gain access to customers without collocating in every central office, because it combines the local loop with a multiplexer and transport to the new telecommunications service provider's local existing collocated facilities or switch. Notwithstanding the FCC's ruling, unrestricted access to unbundled switching is available in Texas, Oklahoma, and Kansas, where state rulings require incumbent telephone companies to make switching available as an unbundled network element.

    In addition to these changes, the FCC also:

  •
  Limited the scope of the shared transport unbundled network element, holding that the incumbent must only offer shared transport as a unbundled network element where unbundled local circuit switching is provided.

  •
  Held that incumbents are not required to offer packet switching as a unbundled network element in most cases.

  •
  Held that both the loop and transport unbundled network elements include access to "dark fiber." Dark fiber is distinguished from "lit fiber" transmission capacity in that dark fiber is sold independently from the electronics necessary to "light" the fiber and transmit information. The availability of dark fiber from incumbents as an unbundled network element could create an additional source of dark fiber in the market.

  •
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

    The FCC's decision regarding unbundled network elements is currently the subject of petitions for reconsideration filed at the FCC by various parties, including us. Some incumbent telephone companies have asked the FCC to expand the limitation on switching by, among other things, extending its geographic scope, while others have asked that switching be eliminated entirely as an unbundled network element, at least with regard to business customers. We and other new telecommunications service providers have asked the FCC to either do away with the limitation or make it applicable to only larger customers. We cannot predict the outcome of this proceeding. If the FCC further restricts the availability of unbundled switching, it could adversely affect our ability to serve customers efficiently.

    Another open question is whether incumbent telephone companies are required to combine network elements not currently combined in their networks for new telecommunications service providers. The FCC's rules requiring the incumbent telephone companies to do so were vacated by the Eighth Circuit, but are now before the Supreme Court for further review. If the rules are reinstated, it will significantly expand the ability of new telecommunications service providers to provide service to customers using network elements purchased from the incumbent telephone companies.

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

    In addition to its rulings regarding interconnection and unbundled network elements, the FCC has issued a series of orders on the ability of new telecommunications service providers to provide digital subscriber lines and other high-bandwidth services to their customers for, among other things, Internet access. Those orders have made clear that new telecommunications service providers are entitled to collocate the equipment necessary to provide those services in incumbent telephone companies' central offices; that incumbent telephone companies must, where technically feasible, provide new telecommunications service providers with high-quality loops capable of supporting digital subscriber lines and that the incumbent telephone companies must provide new telecommunications service providers with information concerning the make-up of their networks to allow the new telecommunications service provider to determine if a particular customer can be served with digital subscriber line service. However, many of the details of the orders' implementation are unsettled and we cannot assure you that the rules are sufficient to ensure that the incumbent telephone companies meet their obligations. In addition, the Telecommunications Act and FCC rules permit us to "collocate" within incumbent local telephone company central offices. In March 2000, in response to an appeal of these rules, the United States Court of Appeals for the District of Columbia Circuit held that the Telecommunications Act requires the incumbent to permit collocation of only that equipment that is essential to permit interconnection with the incumbent's local telephone network. The D.C. Circuit's interpretation could potentially limit our right to collocate equipment used to provide Internet services, including packet switches, at incumbent local telephone company central offices, raising our costs. The FCC has not yet taken any further action, but GTE and all of the Bell operating companies have agreed to take steps to minimize the disruption to existing collocation arrangements while the FCC considers these issues on remand.

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

Bell Operating Companies Entry Into Long Distance

    The Telecommunications Act also seeks to encourage local competition by requiring the regional Bell operating companies to demonstrate on a state-by-state basis that they have adequately opened their network and market to competitors before they can provide interLATA long distance service to end users in their own local service areas. Specifically, the Telecommunications Act lays out a 14-point checklist which generally requires a regional Bell operating company to prove to the FCC that it has complied with the interconnection and network access obligations discussed above and that it faces effective competition in the state where it seeks to provide interLATA long distance service. While the FCC has ultimate responsibility for deciding whether the checklist conditions have been met, the FCC is required to first consult with the appropriate state regulatory commission.

    Southwestern Bell has applied for, and been granted, authority to provide interLATA long distance service in Texas, Oklahoma, and Kansas. It is expected that Southwestern Bell will file an application with the FCC for long distance authority in Missouri in the not distant future. Similarly, BellSouth had indicated that it plans to file applications for long distance authority in its operating region, beginning with Georgia. The ability of the Bell operating companies to provide interLATA long distance services, and in particular to package their local service offerings with long distance service, is an additional source of competition for us.

Other Federal Regulation

    The FCC regulates our interstate and international service offerings. Those services include our provision of interstate and international long distance service and our provision of interstate access service. The FCC has established different levels of regulation for dominant carriers and non-dominant carriers. Incumbent telephone companies, such as the Bell operating companies and GTE, are currently considered dominant carriers, and are subject to extensive rate and operational regulation, while new telecommunications service providers such as us are considered non-dominant carriers, and are subject to substantially less regulation.

Interstate and International Long Distance Services

    Interstate and international long distance services of non-dominant carriers are subject to relatively little regulation by the FCC. Our provision of international long distance services requires prior authorization by the FCC under Section 214 of the Telecommunications Act, which we have obtained. Historically, long distance carriers were required to file tariffs with the FCC for their interstate and international long distance services. The FCC, however, has recently decided to eliminate the filing of tariffs for those services. The FCC has already eliminated the requirement that tariffs be filed for interstate long distance services and is in the process of eliminating the requirement for international long distance services. Accordingly, we have ceased filing tariffs with the FCC for interstate long distance services and will soon cease filing tariffs with the FCC for international long distance services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934.

    In lieu of tariffing, the FCC has imposed a number of public information disclosure requirements, including that carriers post their rates, terms and conditions for all their interstate, domestic services on their Internet web sites. This requirement may result in significant administrative expenses for us. Tariffs also allow a carrier to limit its liability to its customers, including in connection with service interruptions. Without tariffs, we will have to take other steps to protect ourselves from liability, such as including liability limitation provisions in our customer contracts. If these measures do not prove as effective as the provisions in our tariff, we could become liable for costs that we would have been able to limit through tariff filings, and we cannot assure you that the potential liabilities will not have a material adverse effect on our results of operations and financial condition.

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

    The FCC is currently considering whether to regulate the access rates charged by competitive telecommunications service providers. Among the various proposals before the FCC are proposals that would bar subject carriers from filing tariffs that contain rates above some benchmark rate. Carriers who exceed this rate would be required to negotiate individually with each long distance company for payment of access charges. Currently, our access charges are at or below all of the proposed benchmarks so we do not believe that any of the proposals before the FCC would result in our having to reduce our access rates. If adopted, however, the proposals could limit our ability to raise our access charges in the future, thus restricting a potential source of additional revenue.

    The FCC has adopted a joint proposal from several incumbent telephone companies to lower significantly and deaverage interstate access charges for price cap local exchange carriers. These pricing reforms could increase competition among carriers offering local exchange and exchange access service in our operating area. In addition, while Birch's access offerings are not directly subject to the new plan, it is likely that competitive and regulatory pressures will cap Birch's access charge rates at the rates charged by the incumbent telephone companies that are subject to the plan. It is likely that this will, over time, result in a reduction in the revenue that Birch receives from interstate access charges.

Additional Federal Issues

    Access to Poles, Ducts, Conduits and Rights-of-Way.  An area of the law that remains in flux concerns the extent of a carrier's obligations to provide access to poles, ducts, conduits and rights-of-way. We are obligated under Section 224 of the Communications Act to permit other carriers reasonable access to our poles, ducts, conduits and rights-of-way and the FCC has adopted comprehensive rules governing how access is to be provided. The Eleventh Circuit Court of Appeals has held that these rules do not obligate us to provide access to carriers using wireless telecommunications technology or to those seeking access in order to provide Internet services.

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

    Anti-Slamming Rules.  The FCC has adopted so-called "anti-slamming" rules, which protect consumers whose pre-subscribed carriers have been switched without their consent. Under the rules, a carrier found to have slammed a customer is subject to substantial fines. While we do not engage in these practices, a slamming fine, if levied, could have a material impact on our business in the future.

    Customer Proprietary Network Information.  In February 1998, the FCC adopted rules implementing Section 222 of the Communications Act of 1934, which governs the use of customer proprietary network information by telecommunications carriers. Customer proprietary network information generally includes any information regarding a subscriber's use of a telecommunications service, where it is obtained by a carrier solely by virtue of the carrier-customer relationship. In December 1999, the United States Court of Appeals for the Tenth Circuit vacated the FCC's customer proprietary network information rules on the grounds that they violate the First Amendment. However, Section 222 of the Communications Act remains the law and that section, in addition to the FCC's now-vacated rules, provides some guidance on the use of customer proprietary network information rules. Uncertainty regarding restrictions on the use of customer proprietary network information rules may impede our ability to market integrated packages of services effectively and to expand existing customers' use of our services.

    Universal Service.  The FCC has implemented the universal service provisions of the Telecommunications Act of 1996 by establishing a significantly expanded federal universal service subsidy regime. The universal service program established by the FCC provides support to carriers serving low-income customers and customers who live in areas where the cost of providing telecommunications services is high. In addition, the FCC established new subsidies for telecommunications and some information services provided to qualifying schools and libraries and for services provided to rural health care providers. Providers of interstate telecommunications services, as well as other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our contribution to the federal support funds is calculated based on a percentage of our gross end-user interstate and international telecommunications revenues. The contribution percentage is set quarterly by the FCC. The contribution percentage for the first quarter of 2001 is 6.7%. The amounts contributed may be billed to customers. We pass through our universal service contributions as a line item on customers' phone bills.

    In addition to the universal service mechanisms described above, the FCC recently adopted a joint proposal from Bell Atlantic, BellSouth, GTE, SBC Communications, AT&T, and Sprint to create a $650 million fund to provide universal service support for interstate access charges. We are not required to contribute to this fund.

    Communications Assistance for Law Enforcement Act.  Under this act, telecommunications carriers are required to: (1) provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, and (2) reserve a sufficient number of circuits for use by law enforcement officials in executing court authorized electronic surveillance. Where we provide facilities-based services, we may incur costs in meeting both of these requirements.

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

    We are currently certified in Texas, Missouri, Oklahoma, Kansas, Georgia, North Carolina, South Carolina, Tennessee, Florida, Alabama, Kentucky, Mississippi, Louisiana, Wisconsin, Michigan, Ohio, Indiana, Illinois, and California to provide both local and intrastate long distance service in those states. We have tariffs on file in each of these states where they are required and in which we are currently operating.

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

    We have incurred significant losses since we began operations as a competitive telecommunications provider and expect to continue to incur losses in the future as we build our network. For the year ended December 31, 2000, we had operating losses of $125.6 million and a net loss of $146.6 million. As of December 31, 2000, we had an accumulated deficit of $226.4 million. We expect to experience losses during our network and service deployment, which will continue for the foreseeable future. Prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy.

    If we cannot achieve profitability from operating activities, we may not be able to meet:

  •
  our capital expenditure requirements;

  •
  our debt service obligations; or

  •
  our working capital needs.

Our highly leveraged capital structure limits our ability to obtain additional financing and could adversely affect our business in several other ways.

    The level of our outstanding debt greatly exceeds the level of our revenue and stockholders' equity. As of December 31, 2000, we had $265.1 million of long-term indebtedness outstanding, including $148.0 million outstanding under our senior credit facility and $114.7 million of senior notes outstanding. At March 23, 2001, we had $195 million, the maximum borrowings, outstanding under our senior credit facility. We may, and are also permitted under the terms of our debt instruments to, incur substantial indebtedness in the future.

    Our large amount of indebtedness could significantly impact our business for the following reasons:

  •
  it limits our ability to obtain additional financing to complete our roll-out plan, to develop new services or to otherwise respond to unanticipated competitive pressures;

  •
  it means that we will need to dedicate a substantial portion of our operating cash flow to fund interest expense on our senior credit facility and our senior notes, thereby reducing funds available for working capital, capital expenditures or other purposes;

  •
  it makes us vulnerable to interest rate fluctuations because our senior credit facility loans bear interest at variable rates;

  •
  it limits our ability to compete with companies who are not as highly leveraged, especially those who may be able to price their service offerings at levels below those we can or are willing to match; and

  •
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

    Our senior credit facility and the indenture relating to our senior notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on our ability to:

  •
  incur additional debt;

  •
  pay dividends or distributions on, or redeem or repurchase, capital stock;

  •
  create liens or negative pledges with respect to our assets;

  •
  make investments, loans or advances;

  •
  issue, sell or allow distributions on capital stock of specified subsidiaries;

  •
  enter into sale and leaseback transactions;

  •
  prepay or defease specified indebtedness;

  •
  enter into transactions with affiliates;

  •
  enter into specified hedging arrangements;

  •
  merge, consolidate or sell our assets; or

  •
  engage in any business other than telecommunications.

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

  •
  failure by these vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

  •
  failure by us to identify all of our information and processing needs adequately;

  •
  failure of our related processing or information systems; or

  •
  failure by us to effectively integrate new products or services.

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

    We plan to deploy high capacity voice and data switches in most of the markets we serve. We initially intend to rely on the networks of established telephone companies or those of new market entrants for some aspects of transmission. Federal law requires most of the traditional local telephone companies to lease or "unbundle" elements of their networks and permit us to purchase the elements we need, thereby decreasing our operating expenses. We cannot assure you that this unbundling will continue to occur in a timely manner or that the prices for these elements will be favorable to us. Our current strategy depends in large part on our ability to provide service to our customers by leasing all of the network elements necessary to provide local telephone service from the incumbent telephone company rather than through the use of our own equipment and facilities. UNEP allows us to minimize capital expenditures and permits us to enter new markets quickly, while allowing us to maintain significant gross margins. If the incumbent local telephone companies do not cooperate in making UNEP available, our ability to provide service to customers could be materially adversely affected.

    In addition, our ability to implement successfully our services will require the negotiation of interconnection and collocation agreements with established telephone companies and other new market entrants, which can take considerable time, effort and expense and which is subject to federal, state and local regulation. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how those providers will interconnect their networks and/or purchase or lease network facilities and services.

    Our interconnection agreements with Southwestern Bell and BellSouth provide that our connection and maintenance orders will receive the same attention as Southwestern Bell and BellSouth's end-user customers and that Southwestern Bell and BellSouth will provide capacity at key telecommunications intersections to keep call blockage within industry standards. Accordingly, we depend and will continue to depend on Southwestern Bell and BellSouth and, as we expand our network, we will depend on other traditional telephone companies to assure uninterrupted service and competitive services. Blocked calls result in customer dissatisfaction and risk the loss of business. Interconnection agreements, such as our agreements with Southwestern Bell and BellSouth, typically have short terms, requiring us to renegotiate frequently. Some of our agreements with Southwestern Bell have one year or less remaining before we will have to renegotiate them. We cannot assure you that we will be able to renegotiate these interconnection agreements in our existing markets, or negotiate new interconnection agreements in new markets, on favorable terms. In addition, the prices set forth in our interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each state in which we operate. Our profitability partially depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under the interconnection agreements will allow us to offer low enough usage rates to attract a sufficient number of customers and to operate our business profitably or at favorable gross margins.

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

    We believe that our future success will be due, in part, to our experienced management team, each of whom is party to an employment agreement. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts and possibly prevent us from:

  •
  further deploying and improving our operational, financial and information systems and controls;

  •
  hiring and retaining qualified sales, marketing, administrative, operating and technical personnel; and

  •
  training and managing new personnel.

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

  •
  the difficulty of assimilating the acquired operations and personnel;

  •
  the potential disruption of our ongoing business and diversion of resources and management time;

  •
  the inability of management to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings;

  •
  the possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the risks of entering markets in which we have little or no direct prior experience; and

  •
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

    Our success will require that our networks provide competitive reliability, capacity and security. Some of the risks to our networks and infrastructure include:

  •
  physical damage to access lines;

  •
  power surges or outages;

  •
  capacity limitations;

  •
  software defects;

  •
  lack of redundancy; and

  •
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

  •
  long-standing relationships and brand recognition with customers;

  •
  financial, technical, marketing, personnel and other resources substantially greater than ours;

  •
  more funds to deploy telecommunications services;

  •
  potential to lower prices of competitive telecommunications services; and

  •
  fully-deployed networks.

    We face competition from other current and potential market entrants, including:

  •
  domestic and international long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and

  •
  other domestic and international telecommunications providers, resellers, cable television companies, electric utilities and Internet/data companies.

    A continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. This could cause us to lose customers and impede our ability to attract new customers.

Federal Communications Commission and state regulations may limit the services we can offer or impact our ability to conduct our business.

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

    Our current business strategy depends in large part on our ability to provide service to our customers through UNEP. Our ability to provide service to customers through UNEP depends in turn on FCC and state commission rulings requiring incumbent local telephone companies to lease us the necessary network elements. If those rules are changed by the FCC or state commissions, or are struck down by the courts, our ability to provide service to our customers through UNEP could be materially adversely affected. For example, the FCC could remove one or more of the necessary elements from the list of elements that the incumbent telephone companies are required to provide to us. The FCC could also expand the scope of an existing exception in its rules that permits incumbent telephone companies to opt not to make UNEP available in the highest density geographic areas within the largest 50 metropolitan statistical areas if they meet certain conditions. If the FCC acts to expand the scope of the geographic exception to include our target markets, our business could be materially adversely affected. Some states in our current operating region, including Texas, Oklahoma, Kansas, and Missouri, have gone beyond the FCC's minimum requirements and independently ordered Southwestern Bell to make UNEP available throughout those states under terms more favorable to new telecommunications service providers than those required by the FCC. We cannot assure you that those favorable state rulings will remain in place. If UNEP does not continue to be available on the favorable terms ordered by the states, our business could be materially adversely affected.

    The United States Supreme Court it is currently considering challenges to the pricing methodology established by the FCC for setting the rates paid by telecommunications service providers to incumbent telephone companies for access to network elements. If the court strikes down some or all of the FCCs's pricing methodology and that methodology is ultimately replaced with a methodology that imposes higher rates for network elements, we could be materially adversely affected.

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

ITEM 2. PROPERTIES

    We lease total office space of 165,000 square feet in three buildings in Kansas City, Missouri for our corporate headquarters. These leases expire in December 2006, February 2008 and December 2015. In Emporia, Kansas, we own two buildings totaling 58,500 square feet for our customer care center and provisioning divisions. In addition, we lease an aggregate of 21,175 square feet to house our four circuit switches in Kansas City and St. Louis, Missouri and Wichita, Kansas. These leases expire March 2003, November 2008, August 2005 and June 2008, respectively. We also lease space in 65 buildings, totaling approximately 310,000 square feet, in certain cities in the Midwest and Southeast for our sales offices and customer premises equipment sites. These leases are generally leased on a month-to-month or annual basis.

    All occupied space is considered adequate for our operations and no difficulties are foreseen in meeting any future space requirements due to market expansion plans.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not a party to any legal proceedings which, if decided adversely, would have a material adverse effect on our business or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 27, 2001, we held a special meeting of our stockholders to consider and vote upon a proposal to remove Article 11 from our Restated Certificate of Incorporation. Article 11 required us to take all stockholder actions at a regular or special meeting of the stockholders or by unanimous written consent. The stockholders approved the removal of Article 11.

    For: 70,142,097

    Against: 0

    Withheld: 12,644,514

    On March 28, 2001, in connection with the proposed puchase of series G preferred stock by BTI Ventures, L.L.C., an affiliate of KKR, we obtained the written consent of our stockholders to amend our Restated Certificate of Incorporation to, among other things, increase the amount of our authorized stock, create series G preferred stock, series H preferred stock and series I preferred stock, effect a 10-for-1 reverse split of our common stock and de-classify our board of directors. Our stockholders approved the amendments to our Certificate of Incorporation. The stockholders also approved an amendment to our Amended and Restated Purchasers Rights Agreement.

    For: 73,798,638

    Against: 0

    Withheld: 8,987,973

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    There is no established public trading market for our common stock. On March 23, 2000, we filed a registration statement on Form S-1 with the Securities and Exchange Commission with intentions to complete an initial public offering of our common stock. Due to market conditions, the initial public offering has been placed on hold indefinitely. Management continues to assess the initial public offering climate and will go forward with its initial public offering if and when it compliments our business strategies.

Holders

    As of March 23, 2001, there were 115 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

    During the fourth quarter 2000 we did not sell or issue any securities which were not registered under the Securities Act of 1933, as amended.

    Effective March 30, 2001, our largest shareholder purchased 214,285,715 shares of series G preferred stock for $75 million. Additionally, we received a commitment from the same investor for up to $30 million to be received by July 31, 2001 in exchange for 85,714,285 shares of series G preferred stock. In connection with the investment in series G preferred stock, Birch's board of directors approved a 10-for-1 reverse split of common stock and a recapitalization of series B, series D and series F preferred stock, which became effective upon the filing of our Restated Certificate of Incorporation with the Delaware Secretary of State's Office on March 30, 2001. Pursuant to the recapitalization, as described in the series G preferred stock agreement, and after giving effect to the 10-for-1 reverse stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of series F preferred stock generally converting into 1.332 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The Series G preferred stock agreement permits series B and series D stockholders to purchase series G preferred stock. For each dollar an existing series B or series D stockholder invests in series G preferred stock, the stockholder will receive a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This will be accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of shares of series H or series I preferred stock, respectively. The series B and series D preferred stock conversion price adjustments generally will have the same effect as the series F preferred stock conversion price adjustment. The effects of this purchase, the reverse stock split and the recapitalization have not been reflected in this filing.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data and should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, the notes thereto and the other financial data contained elsewhere in this Form 10-K.

    EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. We have presented EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income, as an indicator of our operating performance nor as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with Generally Accepted Accounting Principles (GAAP). We may calculate EBITDA differently from other companies. For further information, see our consolidated financial statements and the related notes elsewhere in this filing.

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

    For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as loss before income taxes plus fixed charges. Fixed charges consist of interest expense and a reasonable approximation of the interest factor included in rental payments on operating leases. Earnings were insufficient to cover fixed charges for the years ended December 31, 2000, 1999, 1998 and 1997. See Exhibit 12.1 for the computation of the ratio of earnings to fixed charges.

	Year Ended December 31,
	Birch				The Predecessor
	2000	1999	1998	1997	1997	1996
	(In thousands, except operating data)
Statement of Operations Data:
Revenue	$119,926	$60,538	$26,087	$—	$16,801	$13,217
Cost of services	82,097	46,358	18,886	—	11,842	8,749

Gross margin	37,829	14,180	7,201	—	4,959	4,468
Selling, general and administrative	138,866	53,045	15,769	1,776	4,067	3,561
Depreciation and amortization	24,551	10,828	2,308	27	341	311

Income (loss) from operations	(125,588)	(49,693)	(10,876)	(1,803)	551	596
Interest income (expense), net	(21,042)	(12,111)	(5,332)	14	(97)	(102)

Income (loss) before income taxes	(146,630)	(61,804)	(16,208)	(1,789)	454	494
Provision for income taxes	—	—	—	—	186	205

Net income (loss)	$(146,630)	$(61,804)	$(16,208)	$(1,789)	$268	$289

Other Financial Data:
Cash flows from operating activities	$(115,132)	$(58,478)	$(10,643)	$(1,551)	$488	$834
Cash flows from investing activities	(68,285)	(25,923)	(67,093)	(128)	(243)	(513)
Cash flows from financing activities	182,951	50,329	117,271	1,889	(145)	(257)
EBITDA	(101,037)	(38,865)	(8,568)	(1,776)	892	907
Capital expenditures	83,295	35,487	21,550	128	243	513
Ratio of earnings to fixed charges	—	—	—	—	4.9x	5.2x
Deficiency of earnings to fixed charges	(146,630)	(61,804)	(16,208)	(1,789)	—	—
Operating Data:
Local customers at end of period	66,993	38,487	14,735	—
Access lines in service at end of period	229,052	112,518	39,323	—
Average lines per business customer	4.46	4.48	4.73	—
Average lines per residential customer	1.22	1.22	1.25	—
Circuit switches in service at end of period	4	4	1	1
Data switches in service at end of period	33	19	1	—
Employees at end of period	1,695	935	345	14
Balance Sheet Data (At End of Period):
Cash and cash equivalents	$5,207	$5,673	$39,745	$210	$258	$158
Pledged securities	7,947	23,410	37,785	—	—	—
Property and equipment	159,525	70,192	26,900	128	2,964	2,721
Total assets	214,633	146,971	134,149	534	4,802	3,868
Long-term debt and capital lease obligations	265,125	125,785	115,791	—	681	792
Redeemable preferred stock	127,675	63,550	14,063	—	—	—
Total stockholders' equity (deficit)	(225,921)	(67,757)	(7,099)	29	1,665	1,397

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

    The following is a summary of our major transactions and events.

Date	Event
February 1998	Merged with Valu-Line Companies, Inc., a provider of switched long distance, resold services and customer premises equipment sales and service in Kansas.
February/March 1998	Raised $13.0 million from the issuance of Series B preferred stock and convertible notes used to pay the cash portion of the consideration in the Valu-Line merger, to repay debt and for general corporate purposes.
March 1998	Launched St. Joseph, Missouri market.
May 1998	Acquired Boulevard Phone Company, a provider of shared tenant service in the Kansas City, Missouri metropolitan area.
May 1998	Acquired Telesource Communications, Inc., a customer equipment sales and service provider in the Kansas City, Missouri metropolitan area.
May 1998	Launched St. Louis and Kansas City, Missouri and Wichita and Topeka, Kansas markets.
June 1998	Completed a $115.0 million private offering of 14% senior notes due June 2008 and 115,000 warrants to purchase 2,530,473 shares of common stock.
September 1998	Acquired TFSnet, Inc., a provider of Internet service in the Kansas City, Missouri metropolitan area.
February 1999	Acquired American Local, a communications provider based in the Dallas, Texas metropolitan area.
March 1999	Acquired Capital Communications Corporation, a customer equipment sales and service provider based in the St. Louis, Missouri metropolitan area.
May 1999-August 1999	Launched 9 Texas markets.

July 1999/August 1999	Sold $60.0 million of Series F preferred stock to an affiliate of KKR, granted options to purchase an additional $50.0 million of Series F preferred stock, sold $10.0 million of Series D preferred stock and redeemed $10.0 million of Series C preferred stock and $8.6 million of Series E preferred stock.
December 1999/February 2000	Obtained a $75.0 million debt facility for general corporate purposes and to finance telecommunications equipment, inventory, network assets and back office systems. The facility was increased to $125.0 million during syndication in February 2000.
April 2000	An affiliate of KKR purchased an additional $50.0 million Series F preferred stock.
April 2000	Split our common stock 1.795-for-1.
Jan-May 2000	Expanded to 7 additional Texas markets.
August 2000	Launched Tulsa and Oklahoma City, Oklahoma markets.
September 2000	Reached 200,000 access lines in service, doubling our line count in less than one year.
October 2000	Amended certain terms of the senior credit facility, expanding the available debt to $195.0 million and revised financial loan covenants.
December 2000	Began service in the BellSouth region, provisioning orders in Georgia and Tennessee.
January 2001	Deployed DSL network, placing 150 collocations in service.
January 2001	Launched Nashville, Tennessee and Atlanta and Augusta, Georgia markets
February 2001	Launched 6 Tennessee and Alabama markets.
March 2001	An affiliate of KKR agreed to purchase up to $105.0 million of Series G preferred stock.
March 2001	Amended terms of Senior Credit Facility.

Factors Affecting Operations

    Revenue.  We generate most of our revenue from the sale of our voice and data products, including local and long distance telephone service, Internet/data and customer premises equipment to small and mid-sized business customers in certain markets in Missouri, Kansas, Texas and Oklahoma. We recently began generating revenue in Georgia, Tennessee, and Alabama and plan to be generating revenue shortly in North Carolina and South Carolina. Revenue from local services consists of charges for basic monthly service, custom calling features and access charges. We offer local telephone service at a discount to the competing incumbent provider of telecommunications services and offer long distance service at flat per-minute rates. We also offer data services in select markets primarily at flat monthly rates. We offer customer premises equipment and related services at negotiated rates generally consistent with other competitors.

    Our revenue consists primarily of monthly recurring charges, usage charges and access charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines and collocation space. Usage charges consist of fees paid for each call made generally measured by the minute. Access charge revenue is generated for originating and terminating long distance calls on our network and is generally measured by the minute. Additionally, revenue from customer premises equipment sales is recognized upon project completion.

    We expect that local service, long distance service, Internet/data and customer premises equipment sales will continue to be the principal components of our revenue. However, as was the case during 1999 and 2000, we do not expect equipment sales to increase as a percentage of total revenue, and we expect minimal long distance growth due to increased competition. Over the long term, we intend to make Internet/data services a greater percentage of total revenue with the deployment of our digital subscriber line service now offered in select markets. Additionally, we expect to see some revenue growth in residential customers and large-sized businesses over the next few years. In recent months, we have been experiencing decreases in access revenue due to rate reductions caused by competitive pricing pressures. We cannot predict whether this trend will continue and although access revenue was $6.4 million in 2000, it comprises of only 5% of our total revenue.

    Cost of services.  Our cost of services for local includes the cost of leasing unbundled network elements from the incumbent telephone company for combination into Birch-branded voice services. We lease local telephone network components under an interconnection agreement with the incumbent telephone company in our target markets. The rates charged by the incumbent, as set out in the interconnection agreement, are typically set by the state's regulating authority based upon the incumbent's costs. UNEP is the delivery method of leasing the switch along with the other unbundled network elements. In markets where we own a local circuit switch, we still purchase the unbundled network elements from the incumbent telephone company, but avoid charges associated with leasing the switch. This improves our gross margins, however, we must incur significant up-front capital costs to make the switch operational. Additionally, deploying a switch takes time. For resale lines, we purchase the complete bundle of traditional incumbent telephone company services and do not unbundle them for delivery to our customers. Resale provides the lowest margins among the three: UNEP, switch and resale. We believe the UNEP network delivery platform enables us to effectively operate our business at profitable gross margins and have made it our delivery modem of choice.

    Incumbent telephone companies typically charge both a set-up fee as well as a monthly recurring fee for use of their central offices for collocation of transmission equipment. Physically collocating our transmission equipment in or near existing incumbent telephone company switching offices allows us to combine leased digital subscriber lines with our data transmission switches to provide high speed data services and, eventually, voice and data services over a single digital subscriber line. These costs are reflected in our cost of services. Our primary expense associated with providing data services to our customers is the cost of leasing transmission facilities.

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

    We expect that gross margins for local service will increase over time as we continue to add service using UNEP. Moreover, we anticipate that the incumbents' costs will decrease with technology improvements and operating efficiencies and that these savings are passed down to us. Even though we expect long distance prices to decline, we do not expect margins to decrease given the declines we have been experiencing in our network costs. If we increase our Internet/data revenue stream as we intend, margins should begin to increase, especially in markets where we own our own DSL and ATM facilities. We anticipate margins of 25%-28% for data services in 2001 and even higher margins over the long term. We expect customer premises equipment margins to remain constant.

    Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of personnel costs, representing salaries and benefits. We pay commissions to retain and attract highly qualified sales persons. Selling, general and administrative expenses also include marketing costs, professional service fees, information technology costs and corporate overhead expenses. We incur significant costs to launch our market expansions and confer with outside consultants regarding our telecommunications network, billing systems and operating plans. Information technology expense includes the costs of maintaining and expanding our computer networks. Corporate overhead includes rent and utilities paid for our office facilities, internal communications expense, bad debt expense, office supplies and taxes on properties.

    Selling, general and administrative expenses, as a percentage of total revenue, was as follows for the years ending December 31, 2000 and 1999:

	2000	1999
Personnel	72%	59%
Marketing	8%	8%
Professional services	10%	3%
Information technology	4%	2%
Corporate overhead	20%	14%
Other	2%	1%

    We have experienced operating losses since inception as a result of efforts to build our customer base by expanding into new markets, develop and construct network infrastructure, develop systems and staff our back office. We expect to continue to focus on increasing our customer base and geographic coverage. However, we expect selling, general and administrative expenses will remain relatively flat, becoming a smaller percentage of our revenue in the near term, as we realize operating efficiencies.

    Depreciation and amortization.  We incur depreciation on our communications network, computer equipment, automobiles and furniture and fixtures. Our purchase levels will decline sharply from 2000 as a result of the completion of our DSL buildout and recent back office improvements. Depreciation, however, will continue to increase as a result of these capital expenditures but will increase at a much slower pace in 2001 due to our capital expenditure expectations. We incur amortization on our intangible assets including goodwill and customer lists related to our acquisitions, debt costs on both our 14% senior notes and senior credit facility and deferred line installation costs.

Results of Operations

Birch Telecom, Inc.

  Year Ended December 31, 2000 compared to Year Ended December 31, 1999

    Revenue.  Revenue increased 98.1% to $119.9 million for 2000 compared to $60.5 million for 1999. The increase in revenue was primarily a result of local service revenue increases from new communications services sales in new and existing markets. As a percentage of total revenue, communications services were 92.4% for 2000 and 87.5% for 1999 and equipment sales were 7.6% for 2000 and 12.5% for 1999.

    Cost of services.  Cost of services increased 77.1% to $82.1 million for 2000 compared to $46.4 million for 1999. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 166.8% to $37.8 million (31.5% of revenue) for 2000 compared to $14.2 million (23.4% of revenue) for 1999. The increase in gross margin as a percentage of revenue was primarily from local services and a result of generating a greater percentage of revenue from higher margin facility-based local services during 2000 as compared to resold services during 1999. At December 31, 2000, 76% of our access lines were facility-based compared to 34% at December 31, 1999. Additionally, long distance margins increased despite pricing pressures.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 161.8% to $138.9 million for 2000 compared to $53.0 million for 1999. The increase in expense was primarily a result of higher employee headcount, which affected wages, benefits and other personnel costs. We had 1,695 employees at December 31, 2000 compared to 935 employees at December 31, 1999. The following activities affected employee headcount and, in turn, increased personnel costs, rent, marketing, internal communications and information technology expense among other expenses:

  •
  supporting and attracting customers in new and existing markets;

  •
  market launches in Texas and Oklahoma;

  •
  preparation for market launches in the BellSouth region; and

  •
  launching dedicated subscriber line services in certain Southwestern Bell markets.

    Professional services increased primarily due to outsourcing certain back office functions and consulting fees incurred related to our network and employee compensation plans. Bad debt expense increased as a result of increased revenue. Non-recurring expenses of $2.3 million were charged to operations in 2000, consisting of $1.3 million related to our abandoned initial public stock offering, $0.7 million of severance pay related to the November 2000 reduction in workforce and $0.3 million related to abandoned projects such as leasehold improvements for office space not utilized. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 160.0% to a loss of $101.0 million for 2000 compared to a loss of $38.9 million for 1999.

    Depreciation and amortization.  Depreciation and amortization increased 126.7% to $24.6 million for 2000 compared to $10.8 million for 1999. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest.  Interest expense increased 53.9% to $23.1 million for 2000 compared to $15.0 million for 1999. The increase in interest expense was primarily a result of borrowings on our senior credit facility, which began in December 1999. Interest income decreased 28.2% to $2.1 million for the 2000 period compared to $2.9 million for the 1999 period. The decrease in interest income is primarily a result of the maturity and sale of $16.5 million of pledged securities since December 31, 1999.

    Net loss.  Net loss increased 137.3% to $146.6 million for 2000 compared to $61.8 million for 1999.

  Year Ended December 31, 1999 compared to Year Ended December 31, 1998

    Revenue.  Revenue increased 132.1% to $60.5 million for 1999 compared to $26.1 million for 1998. The increase in revenue was principally a result of new customer sales in new and existing markets and the acquisitions of Capital Communications Corporation in March 1999 and American Local in February 1999. As a percentage of total revenue, communications services were 87.5% for 1999 and 83.5% for 1998 and equipment sales were 12.5% for 1999 and 16.5% for 1998.

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

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 236.4% to $53.0 million for 1999 compared to $15.8 million for 1998. The increase in expense was primarily a result of supporting and attracting customers in new and existing markets, market launches in Texas and the acquisitions of Capital Communications Corporation and American Local each of which affected wages, rent and advertising expense. Additionally, we had 935 employees at December 31, 1999 compared to 345 employees at December 31, 1998. EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 353.6% to a loss of $38.9 million for 1999 compared to a loss of $8.6 million for 1998.

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

Liquidity and Capital Resources

    Our total assets increased to $214.6 million at December 31, 2000 from $147.0 million at December 31, 1999. This increase was primarily the result of purchases of property and equipment for:

  •
  the expansion of our local and data networks, including the buildout of our DSL network;

  •
  the development of operations support systems and automated back office systems, including purchases of software and computer equipment for new employees; and

  •
  building improvements, furniture and fixtures for increased office space related to market expansion and growth.

    At December 31, 2000, our current liabilities of $47.8 million exceeded our current assets of $37.8 million, resulting in negative working capital of $10.0 million; a $24.7 million decrease compared to working capital of $14.7 million at December 31, 1999. At December 31, 1999, our current assets of $40.1 million exceeded current liabilities of $25.4 million. The decrease in working capital was primarily attributable to increases in accounts payable due to purchasing volumes and accrued liabilities for interest, payroll and tax accruals, partially offset by increases in accounts receivable related to associated revenue increases. Pledged securities to satisfy interest payments on our senior notes amounted to $7.9 million at December 31, 2000 and $23.4 million at December 31, 1999.

    Operating Activities.  Net cash used in operating activities was $115.1 million for the year ended December 31, 2000 compared to $58.5 million for the year ended December 31, 1999 and $10.6 million for the year ended December 31, 1998. Net cash used in operating activities was primarily used to fund our net losses of $146.6 million in 2000, $61.8 million in 1999 and $16.2 million in 1998.

    Investing Activities.  Net cash used in investing activities was $68.3 million for the year ended December 31, 2000 compared to $25.9 million for the year ended December 31, 1999 and $67.1 million for the year ended December 31, 1998. Net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office, totaling $83.3 million in 2000, $35.5 million in 1999 and $21.6 million in 1998. The increase in property and equipment purchases in 2000 was primarily related to network equipment needed for our DSL buildout as well as improvements to our back office systems. Net proceeds from the sale of pledged securities related to the 14% senior notes was $16.5 million in 2000, $16.1 million in 1999 and $7.7 million in 1998. Additionally, $4.8 million was spent on acquisitions in 1999 compared to $7.8 million in 1998. Additionally in 1998, $44.2 million was used for the purchase of pledged securities related to the 14% senior notes.

    Financing Activities.  Net cash provided by financing activities was $183.0 million for the year ended December 31, 2000 compared to $50.3 million for the year ended December 31, 1999 and $117.3 million for the year ended December 31, 1998. In 2000, net cash provided by financing activities was primarily from $138.0 million in net borrowings on our senior credit facility and $50.0 million from the issuance of Series F preferred stock. In 1999, net cash provided by financing activities was primarily from $60.0 million in proceeds from the issuance of Series F preferred stock and $10.0 in proceeds from the issuance of Series D preferred stock, partially offset by the redemption of Series C preferred stock for $10.0 million and the redemption of Series E preferred stock for $8.6 million. Additionally in 1999, $10.0 million was received in borrowings on our senior credit facility. Financing costs of $3.8 million in 2000 and $8.8 million in 1999 were paid for our senior credit facility financing in 1999 including the syndication in February 2000 and expansion in October 2000 as well as, for the issuance of both the series D and series F preferred stock. In 1998, net cash provided by financing activities was primarily a result of proceeds of $114.7 million from the private offering of our senior notes.

    The development and expansion of our business will continue to require significant capital to fund capital expenditures, working capital and debt service and will generate negative operating cash flows. Our principal capital expenditure requirements may include:

  •
  maintenance of our operations support systems and automated back office systems; and

  •
  the purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks.

    As of March 2001, 150 collocations were placed in service for our recently completed DSL network. During 2000, we incurred $26.2 million in capital expenditures related to this buildout. We do not believe that we will continue to incur additional significant capital expenditures for our DSL buildout in the short term now that we have commenced DSL service in the Southwestern Bell region. At present time, we do not intend to provide DSL service via our own network to the BellSouth region; however, we may offer DSL service to our BellSouth customers through a wholesale arrangement. We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures.

    Our business plan calls for us to offer our services in additional markets. Recently, we began serving the BellSouth region and expect to complete our expansion into that region by the end of the second quarter 2001, adding a total of 14 markets to our existing 23 markets. We will evaluate opportunities in other markets depending on market conditions and availability of capital. We currently estimate that the cash required to fund capital expenditures will be approximately $15.0-$25.0 million annually for both 2001 and 2002, consisting primarily of purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks. Our financial covenants under our senior credit facility restrict the amount of capital expenditures that we may incur in a given year. The maximum we may spend under the covenant is $25.0 million in 2001 through 2003 and $35.0 million in 2004 through 2006.

    In order to improve liquidity and minimize our capital needs, we laid off 138 employees in November 2000 and 308 employees in February 2001. Although we incurred a total of $4.3 million in one-time severance costs, we expect to save $19.5 million in annual personnel expenses.

    Until we begin to generate positive cash flow from operations, the cash required to fund our capital expenditures, expansion plans, working capital needs, debt service requirements and operating losses will need to be financed with additional equity capital and/or debt. We attempted an initial public offering of common stock and filed a registration statement on form S-1 with the Securities and Exchange Commission (SEC) during the second quarter of 2000. The offering has been put on hold indefinitely.

    We amended our existing senior credit facility in October 2000, expanding our credit line by $70.0 million to a total loan commitment of $195.0 million. As of March 23, 2001, we have $195 million outstanding under our senior credit facility. Included in the amended loan agreement is a covenant that we must secure an additional $105.0 million in equity, of which at least $75.0 million is to be received by March 31, 2001 and the remainder by July 31, 2001.

    On March 30, 2001, BTI Ventures, L.L.C., our largest shareholder, purchased 214,285,715 shares of series G preferred stock for $75 million. Additionally, we received a commitment from the same investor for up to $30 million to be received by July 31, 2001 in exchange for 85,714,285 shares of series G preferred stock. In connection with the investment in series G preferred stock, Birch's board of directors approved a 10-for-1 reverse split of common stock and a recapitalization of series B, series D and series F preferred stock, which became effective upon filing our Restated Certificate of Incorporation with the Delaware Secretary of State's office on March 30, 2001. Pursuant to the recapitalization, as described in the series G preferred stock agreement, and after giving effect to the 10-for-1 reverse stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of Series F preferred stock generally converting into 1.332 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The series G preferred stock agreement permits series B and series D stockholders to purchase series G preferred stock. For each dollar an existing series B or series D stockholder invests in series G preferred stock, the stockholder will receive a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This will be accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of shares of series H or series I preferred stock, respectively. The series B and series D preferred stock conversion price adjustments generally will have the same effect as the series F preferred stock conversion price adjustment. The effects of this purchase, the reverse stock split and the recapitalization have not been reflected in this filing.

    The additional equity we have secured, together with our current resources, should be sufficient to fully fund our current business plan. However, we can not ensure that we won't need additional financing. If additional equity financing is necessary, the ownership interests represented by the common stock will be diluted. If we were to instead decide to raise additional funds though incurring debt, our interest expense obligations would increase, our debt to equity ratio would weaken and we may become subject to additional or more restrictive covenants. In addition, the terms of our senior credit facility and our senior notes each restrict our ability to obtain additional debt financing. In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we would be in default with our senior credit facility agreement and may be required to delay the development of our network and business plans or take other actions that could materially and adversely affect our business, operating results and financial condition, including the liquidation of our assets. These conditions make us vulnerable to acquisition by another company, given the difficulty of obtaining financing in the current market, devaluation of technology companies and the consolidations we have been experiencing in the industry.

Forward-Looking Statements

    Certain statements contained in this annual report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth and expenditures, expansion strategy and financing. The forward-looking statements are subject to risks, uncertainties and assumptions, and actual results may differ materially from anticipated results described in these forward-looking statements. The factors that could cause actual results to differ materially include, but are not limited to, revision of expansion plans, availability of financing, changes in laws and regulations, the number of potential customers in a target market and the services for which they subscribe, the existence of strategic alliances or relationships, technological or other developments in our business, changes in the competitive climate in which we operate, overall economic trends including interest rate and foreign currency trends, stock market activity, litigation, the emergence of future opportunities and other factors more fully described under the section "Business—Risk Factors" or in other parts of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Inflation

    We do not believe that inflation has had a significant impact on our consolidated operations.

Seasonality

    Our business is not considered to be seasonal.

Recently Issued Accounting Standards

    In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities that have caused application difficulties since the issuance of SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We are required to adopt SFAS No. 138 concurrently with SFAS No. 133. SFAS No. 133 is effective for our consolidated financial statements beginning January 1, 2001. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our earnings are affected by changes in interest rates as our long-term debt under our senior credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates for our long-term debt under our senior credit facility had averaged 10% more and the full amount available under our senior credit facility had been outstanding for the entire year, our interest expense would have increased, and loss before taxes would have increased by $2.0 million for the year ended December 31, 2000. The increase in the hypothetical amount from 1999 to 2000 is primarily due to an increase in available loan balance from a $70.0 million expansion in October 2000 and partially due to increased variable interest rates. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in this environment. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure. We had senior notes outstanding of $114.7 million at December 31, 2000 and 1999. These notes bear interest at a fixed rate of 14% and are not subject to risk from interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For information required by Item 8, refer to the consolidated financial statements and the financial statement schedule included in the Financial Statements and Financial Statement Schedule section, pages F-1 through F-23, filed as part of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Other Key Employees

    The following table sets forth information concerning our directors, executive officers and other key personnel, including their ages as of March 23, 2001:

Name	Age	Position
Richard A. Jalkut	57	Chairman of the Board
David E. Scott	41	President, Chief Executive Officer, Chief Operating Officer and Director
David M. Hollingsworth	35	Senior Vice President of Engineering and Operations
Bradley A. Moline	34	Senior Vice President of Finance and Chief Financial Officer
Gregory C. Lawhon	41	Senior Vice President of Public Policy and General Counsel
Jeffrey D. Shackelford	40	Senior Vice President of Sales and Customer Operations
David W. Vranicar	42	Senior Vice President of Business Development and Chief Information Officer
Henry H. Bradley	55	Director
Adam H. Clammer	30	Director
Mory Ejabat	50	Director
James H. Greene, Jr.	50	Director
Henry R. Kravis	56	Director
Alexander Navab, Jr.	34	Director
Thomas R. Palmer	34	Director
George R. Roberts	57	Director

    Richard A. Jalkut is our chairman of the board and has been a director since March 2000. Since 1997, he has been president and chief executive officer of Pathnet, a privately held telecom company. From 1994 to 1997, Mr. Jalkut was the president, chief executive officer and chairman of the board of Nynex Telecommunications Group. From 1991 to 1994, he was the president, chief executive officer and chairman of the board of New York Telephone Company, and from 1990 to 1991, he was the executive vice president and chief operating officer. He is also a director of IKON Office Solutions, Inc., HSBC USA Inc., and Digex, Incorporated.

    David E. Scott, a co-founder and director, is also our president and chief executive officer. Mr. Scott has 18 years of managerial experience in the telecommunications industry. Prior to joining us, Mr. Scott was president and general manager of Kansas City FiberNet, a competitive local exchange carrier owned jointly by the country's two largest cable operators, TCI and Time Warner. Prior to his tenure at Kansas City FiberNet, Mr. Scott was vice president of strategic development for Sprint, responsible for developing investment plans in the competitive local exchange, wireless (PCS) and international marketplaces. Mr. Scott also served as director of strategic planning for Sprint from 1988 to 1991. Mr. Scott also serves as a director of BizSpace, Inc., an Internet publishing and E-commerce company he co-founded with Donald H. Goldman. BizSpace, Inc. produces web sites that serve as on-line trade publications. Their first web site, clec.com, serves the competitive local exchange carrier industry. Mr. Scott holds a Bachelor of Science degree in electrical engineering, summa cum laude, from the University of Missouri and a Master of Business Administration degree from the University of Chicago.

    David M. Hollingsworth joined us in February 2000 as senior vice president of engineering and operations. Mr. Hollingsworth became acting Chief Financial Officer effective April 3, 2001. Prior to joining us, from 1998 to February 2000, Mr. Hollingsworth was the vice president of finance and corporate development for GST Telecommunications. From 1997 to 1998, Mr. Hollingsworth was a telecommunications analyst at George K. Baum and Company. From 1993 through 1996, Mr. Hollingsworth served as director of finance and administration for Kansas City FiberNet. Before FiberNet, Mr. Hollingsworth was a mergers and acquisitions manager for Sprint Corporation. Mr. Hollingsworth holds a Bachelor of Arts in Business Administration, cum laude, from Washington State University.

    Gregory C. Lawhon joined us in January 1997 as senior vice president of public policy and general counsel. Prior to joining us, Mr. Lawhon practiced law for 12 years with the 90-lawyer Kansas City firm of Spencer Fane Britt & Browne. A partner in the firm since 1990, he was head of the firm's communications and media group and a member of its business group. Mr. Lawhon's areas of practice were mergers and acquisitions, with an emphasis on communications industry acquisitions, cable television franchising, and commercial and regulatory issues with respect to the telecommunications industry. Mr. Lawhon holds a Bachelor of Arts degree in Economics, magna cum laude, from Vanderbilt University, and a law degree from Columbia University, where he was a Harlan Fiske Stone Scholar.

    Bradley A. Moline joined us in July 1997 as senior vice president of finance and chief financial officer. Mr. Moline tendered his resignation effective April 2, 2001. From 1994 to 1997, Mr. Moline was the treasurer and chief financial officer of Covenant Transport, Inc., a transportation company in Chattanooga, Tennessee that became publicly traded during his tenure. Prior to joining Covenant Transport, Mr. Moline worked for Ernst & Young LLP in Kansas City, Missouri and Grant Thornton in Lincoln, Nebraska, providing customer services in the auditing and consulting areas. Mr. Moline holds a Bachelor of Administration degree in Business Administration, with distinction, from the University of Nebraska and is a certified public accountant.

    Jeffrey D. Shackelford, a co-founder, is senior vice president of sales and customer operations. Mr. Shackelford has 15 years of experience in the telecommunications industry. Prior to joining us, Mr. Shackelford served as director of sales and marketing for Kansas City FiberNet. Prior to joining Kansas City FiberNet, Mr. Shackelford was the Branch Manager for Sprint's commercial sales office in Kansas City and was responsible for sales and service of small to large business customers. During his tenure at Sprint, which began in 1988, Mr. Shackelford also developed the long distance industry's first PC-based call management system, FONVIEW. Mr. Shackelford holds a Bachelor of Science degree in Computer Science from the University of Kansas.

    David W. Vranicar joined us in March 1997 and serves as senior vice president of business development and is the company's chief information officer. Prior to joining us, Mr. Vranicar was vice president, international business development, at Sprint. Before joining Sprint in 1992, Mr. Vranicar was vice president, Asia/Pacific operations, at MPSI Systems Private Ltd., based in Singapore. MPSI is a software and information services company that develops and markets decisions-support software and databases to major retail companies. Mr. Vranicar was the company's senior executive in the Asia/Pacific division, directing a staff of approximately 80 engaged in software development, computer graphics, and customer technical support. Mr. Vranicar holds a Bachelor of Business degree in Marketing, with honors, from the University of Texas at Austin and a Master of Business Administration degree, with distinction, from the University of Michigan at Ann Arbor.

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

    James H. Greene, Jr.  has been a director since August 1999 and is a member of the limited liability company, which serves as the general partner of KKR and a general partner of KKR Associates. He is also a director of Accuride Corporation, CAIS Internet, Inc., Intermedia Communications, Inc., Owens-Illinois, Inc., Safeway Inc., Shoppers Drug Mart, Inc., and Zhone Technologies.

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

    Alexander Navab, Jr.  has been a director since August 1999. He has been a partner of KKR since 2000 and an executive of KKR and a limited partner of KKR Associates since 1993. He is also a director of Borden, Inc., CAIS Internet, Inc., Intermedia Communications, Inc., Regal Cinemas, Inc. and Zhone Technologies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    During the year ended December 31, 2000, we did not have equity securities registered pursuant to Section 12 of the Exchange Act and this item is, therefore, non-applicable.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

    Directors who are also our executive officers do not receive any additional compensation for serving as members of the board of directors or any of its committees. Non-employee directors receive a cash stipend of $5,000 payable annually and reimbursement of expenses for serving on the board of directors and any committees of the board. In March of 2001, we agreed to compensate each of

Messrs. Bradley and Jalkut a one time fee in the amount of $20,000 for serving on a special committee of the board of directors for the purpose of evaluating our current funding alternatives. Under the 2000 Equity Participation Plan, if and when we complete an initial public offering of common stock, each non-employee director shall receive an option to purchase 17,950 shares at the time of the offering and an additional option to purchase 8,975 shares at the time of each annual shareholders' meeting. In addition, Messrs. Ejabat and Jalkut each received on March 30, 2000 an option to purchase 53,850 shares of common stock at an exercise price of $4.18 per share. These options vest in equal annual installments over a two-year period. Messrs. Bradley, Clammer, Greene, Kravis, Navab, Palmer and Roberts each received on March 30, 2000 an additional option to purchase 17,950 shares of common stock at an exercise price of $4.18 per share. These options vest in equal annual installments over a four-year period.

Compensation of Executive Officers

    The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our chief executive officer and each of the four other most highly compensated executive officers that earned more than $100,000 during 2000:

Summary Compensation Table

			Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)(1)	Securities Underlying Option(#)(2)	All Other Compensation ($)(3)
David E. Scott President and Chief Executive Officer	2000 1999 1998	250,000 203,846 175,000	135,000 — —	— — —	— 359,000 1,888,989	8,154 — 7,000
Donald H. Goldman Former Executive Vice President and Chief Operating Officer(4)	2000 1999 1998	225,000 192,892 101,346	90,000 — —	— — —	— 359,000 473,431	7,454 — —
Gregory C. Lawhon Senior Vice President of Public Policy and General Counsel	2000 1999 1998	200,000 184,615 175,000	45,000 — —	— — —	— 134,625 590,309	7,385 — 5,386
David W. Vranicar Senior Vice President of Business Development	2000 1999 1998	200,000 177,331 150,000	45,000 — —	— — —	— 134,625 491,923	7,093 — 6,000
David M. Hollingsworth Senior Vice President of Engineering and Operations(5)	2000 1999 1998	169,231 — —	75,000 — —	91,784 — —	359,000 — —	— — —

(1)
Reflects relocation expenses, and associated taxes, paid associated with Mr. Hollingsworth's move to Kansas City upon hire.
(2)
Includes options to purchase shares of our common stock, which were issued under our 1998 employee stock option plan. Prior to the private placement of our series B preferred stock, we were a party to various stock option agreements with our employees, all of which were governed by our 1997 stock option plan. In connection with the 1998 private placement of series B preferred stock, the 1997 stock option plan was replaced with the 1998 stock option plan, and all stock option agreements governed by the 1997 stock option plan were terminated. Options issued to the members of management during 1998 were granted under our 1998 employee stock option plan and were exercisable immediately on grant at an exercise price of $0.0006 per share. The shares issued under these options vest over a four-year period, at a rate of 6.25% per quarter. All stock options have been adjusted to reflect a stock dividend made on June 23, 1998. Holders of exercised options have voting power with respect to all shares of common stock underlying the options. Upon termination of employment, we have the right to repurchase all options which have not vested as of that date, subject to some exceptions. Options issued during 1999 and prior to March 30, 2000 were also granted under our 1998 stock option plan. Generally, options vest 25% at the first anniversary of the grant, then 6.25% per quarter thereafter. In connection with the proposed initial public offering of common stock, the 2000 Equity Participation Plan was adopted on March 30, 2000 at which time the board resolved not to issue any additional grants under the 1998 stock option plan. Options issued after March 30, 2000, have been issued under the 2000 Equity Participation Plan and generally vest 25% on each of the first four anniversaries of the date of grant.

(3)
Reflects matching contributions made by us under our 401(k) plan. Employer contributions are 100% vested after five years of service.
(4)
Reflects compensation paid to Mr. Goldman commencing in March 1998. Mr. Goldman served us as an executive officer through February 2001.
(5)
Reflects compensation paid to Mr. Hollingsworth commencing in February 2000.

Options Grants

    The following table sets forth summary information regarding option grants made during 2000 to our chief executive officer and each of our four other highly paid executive officers:

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
% of Total Options Granted to Employees in Fiscal Year(2)
	Number of Securities Underlying Options Granted(#)(1)		Exercise or Base Price ($/Share)
				Market Price ($/Share)	Expiration Date
Name						5%($)	10%($)
David E. Scott	—	—	—	—	—	—	—
Donald H. Goldman	—	—	—	—	—	—	—
Gregory C. Lawhon	—	—	—	—	—	—	—
David W. Vranicar	—	—	—	—	—	—	—
David M. Hollingsworth	359,000	9.15	4.18	4.18	March 2010	943,280	2,390,458

(1)
Options granted to purchase shares of our common stock were made under our 1998 employee stock option plan. Generally, these options vest 25% on the first anniversary of the grant date and quarterly thereafter at a rate of 6.25%.
(2)
The percentage of total options was calculated based on options to purchase an aggregate of 3,921,425 shares of common stock granted to employees in 2000 under the 1998 stock option plan and the 2000 equity participation plan.
(3)
The potential realizable value was calculated based on the ten-year term of the options and assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the options were granted to their expiration date based on the fair market value of the common stock on the date of grant.

1998 Employee Stock Option Plan

    Under our 1998 employee stock option plan, as amended, options to purchase shares of our common stock in the form of both incentive stock options and nonqualified stock options were granted to our employees or employees of certain of our subsidiaries. A total of 13,858,916 shares of our common stock were authorized for issuance under this option plan. As of December 31, 2000, options to acquire 5,421,021 shares were issued and outstanding with a weighted average exercise price of $2.94 per share. These options generally vest 25% per year over four years from the date of grant. Under a resolution of our board of directors, no new options may be granted under this option plan.

2000 Equity Participation Plan

    On March 30, 2000, we adopted the 2000 Equity Participation Plan, which we also refer to as the Equity Plan. The principal purpose of the Equity Plan is to attract, retain and motivate select officers, employees, consultants and directors through the granting of stock-based compensation awards. The Equity Plan provides for a variety of these awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments, and other stock-related benefits. A total of 10,770,000 shares of common stock are reserved for issuance under the Equity Plan. The maximum number of shares that may be subject to awards granted under the Equity Plan to any individual in any calendar year cannot exceed 1,795,000.

    The Equity Plan provides the committee with the authority to select the employees and the consultants to whom awards are to be made, to determine the number of shares to be subject to the Equity Plan and the terms and conditions of the awards and to make all other determinations and take all other actions necessary or advisable for the administration of the Equity Plan.

    Each of the committee and the board are authorized to adopt, amend and rescind rules relating to the administration of the Equity Plan and to amend, suspend and terminate the Equity Plan. We have attempted to structure the Equity Plan in a manner such that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Section 162(m) of the Internal Revenue Code.

    As of December 31, 2000, options to acquire 978,424 shares were issued and outstanding under the Equity Plan with a weighted average exercise price of $8.00 per share. These options generally vest 25% per year over four years from the date of grant.

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

1999 Option Values

    The following table shows for the fiscal year ended December 31, 2000, information regarding options granted to, exercised by, and held at year end by, our chief executive officer and each of our four other most highly paid executive officers during 2000:

					Value of Unexercised In-the-Money Options($)
			Number of Securities Underlying Unexercised Options(#)
	Shares Acquired on Exercise(#)(1)
		Value Realized ($)(2)				Unexercisable (2)(3)
Name			Exercisable	Unexercisable(3)	Exercisable
David E. Scott	472,248	1,184,870	112,188	837,122	—	—
Donald H. Goldman	118,358	296,960	123,407	383,540	32,983	—
Gregory C. Lawhon	146,328	367,136	42,071	275,463	—	—
David W. Vranicar	122,981	308,559	42,071	246,280	—	—
David M. Hollingsworth	—	—	—	359,000	—	—

(1)
For purposes of this table alone, "exercise" means an employee's acquisition of shares of common stock which have already vested, "exercisable" means options to purchase shares of common stock which are subject to exercise and "unexercisable" means all other options to purchase shares of common stock.
(2)
Amounts shown under the "Value Realized" and "Value of Unexercised In-the-Money Options" are based upon the December 31, 2000 estimated fair market value of our common stock of $2.51 per share minus the per share exercise price multiplied by the number of shares underlying the option.
(3)
Includes options to purchase shares of common stock, which were issued under the 1998 employee stock option plan. Options issued during 1998 under the 1998 employee stock option plan were granted at an exercise price of $0.0006 per share. Options issued during 1999 under the 1998 stock option plan were granted at an exercise price of $2.51 per share other than 89,750 options that were granted in 1999 to Mr. Goldman at an exercise price of $1.67 per share. Options issued during 2000 under the 1998 stock option plan were granted at an exercise price of $4.18 per share. All options vest 25% on the first anniversary of the grant date and quarterly thereafter at a rate of 6.25% other than 89,750 options that were granted in 1999 to Mr. Goldman, which vest quarterly from the grant date at a rate of 6.25%, 89,750 options that were granted in 2000 to Mr. Hollingsworth, which vested on December 31, 2000 based on his achievement of certain performance-based objectives, and 44,875 options that were granted in 2000 to Mr. Hollingsworth that vest on March 21, 2002.

Employment Agreements

    Each of Messrs. Scott, Goldman, Lawhon, Moline, Shackelford and Vranicar entered into an amended and restated employment agreement with us in October 1999. In addition, Mr. Hollingsworth entered into an employment agreement with us in February 2000.

    The base salary under each of these agreements is $200,000 per year, except that Mr. Scott's base salary is $250,000 per year and Mr. Goldman's is $225,000 per year. Each of the executives is eligible for a bonus based on achievement of performance criteria established by the board for that executive.

    Each of the employment agreements provides that upon termination of employment by us, other than for cause, disability or death, or termination of the employment by the executive for good reason, we will pay the executive the following severance. We will pay the executive's salary for the remainder, if any, of the calendar month in which the termination is effective and, in the case of each of Messrs. Scott, Vranicar, Shackelford and Goldman, 24 calendar months thereafter and, in the case of each of Messrs. Lawhon, Hollingsworth and Moline, 12 calendar months thereafter. In addition, we will pay each executive his prorated targeted incentive compensation for the year during which the termination is effective plus, in the case of each of Messrs. Scott, Vranicar, Shackelford and Goldman, two times the executive's targeted incentive compensation for that year, and, in the case of each of Messrs. Lawhon, Hollingsworth and Moline, the full amount of the executive's targeted incentive compensation for that year. Upon termination of employment for disability, we will pay the employee's salary through the remainder of the calendar month during which the termination is effective and for the lesser of (1) six calendar months thereafter or (2) the period until disability insurance benefits commence. Upon termination of employment from death, we will pay the employee's salary through the end of the calendar month in which his death occurs. Each agreement provides for non-competition, non-solicitation and non-disclosure covenants.

    We maintained an employment contract with Mr. Goldman through his termination date of April 6, 2001. Upon Mr. Goldmans's termination, we will pay him a total of $700,635 as agreed upon in the contract dated October 1999. This amount will be paid to Mr. Goldman in equal monthly installments over a period of 24 calendar months.

Compensation Committee Interlocks and Insider Participation

    None of the members of the compensation committee of the board of directors is currently or has been at any time since our formation our officer or employee, besides Mr. Scott, our Chief Executive Officer.

Report of the Compensation Committee of the Board of Directors

    The following is a report of the compensation committee of our board of directors (committee), describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 2000.

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

    The goals of the committee are to:

  •
  align compensation with business objectives and performance;
  •
  adopt policies that enable us to attract, retain and reward executive officers and other key employees who contribute to Birch's long-term success; and
  •
  motivate executives and employees as we seek to enhance long-term stockholder value.

    In order to meet these goals, the committee has adopted the following policies:

  •
  Offer pay that is competitive with the practices of the leading telecommunications companies with which we compete for talent. To ensure that pay is competitive, the committee regularly compares its pay practices with these companies and sets it pay parameters based on this review.
  •
  Maintain annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.
  •
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

  Stock Options

    The committee's long-term incentive program is centered around the granting of stock options under Birch's stock option plan. These stock options, which typically have vesting periods of four years, encourage key employees to continue their service with Birch and motivate their performance. Executive officers receive significant equity incentives to build long-term stockholder value. Generally, grants are made at 100% of fair market value on the date of grant. Employees receive value from these grants only if Birch's common stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the telecommunications industry and our philosophy of linking executive compensation with stockholder interests. The committee believes this approach creates an appropriate focus on longer-term objectives and promotes executive retention.

  Compensation of the Chief Executive Officer

    Mr. Scott has served as Birch's President and CEO since inception. In October 1999, Mr. Scott entered into an employment agreement, the terms of which are described in more detail in "Employment Agreements."

    During 2000, Mr. Scott received aggregate salary of $250,000. In addition, Mr. Scott received a cash bonus in 2000 of $135,000. In reviewing the compensation paid to Mr. Scott in 2000, the committee considered a number of factors, including competitive market compensation packages, Mr. Scott's past performance and the responsibilities he has assumed as CEO. Based on its internal review and informal information reviewed by the committee, the committee believes that the base salary level for Mr. Scott is commensurate with salaries paid to chief executive officers of comparable companies in similar industries.

    Overall, the committee believes that Mr. Scott is being appropriately compensated in a manner that is consistent with the long-term interests of stockholders.

  Conclusion

    A significant portion of the committee's compensation program, including Mr. Scott's compensation, are contingent on individual performance and the realization of benefits is closely linked to increases in long-term stockholder value. The committee remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

    The members of the committee submit the foregoing report.

  COMPENSATION COMMITTEE:

  Henry H. Bradley
  James H. Greene, Jr.
  Alexander Navab, Jr.
  David E. Scott

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides summary information regarding the beneficial ownership of our outstanding capital stock as of March 23, 2001 for:

  •
  each person or group who beneficially owns more than 5% of our capital stock on a fully diluted basis;

  •
  each of the executive officers and the former executive officer named in the Summary Compensation Table;

  •
  each of our directors; and

  •
  all of our directors and executive officers as a group.

    Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 23, 2001 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Birch Telecom, Inc., 2020 Baltimore Avenue, Kansas City, Missouri 64108.

    The beneficial ownership table below does not include the effects of the series G, series H and series I preferred stock transactions that may or have occurred between March 30, 2001 and July 31, 2001. Based on the purchase agreement with BTI Ventures, L.L.C., the total voting power of fully diluted common stock of BTI Ventures, L.L.C. would not be less than 80% nor more that 94% after giving effect to the completion of the contemplated series G, series H and series I preferred stock transactions.

	Number of Shares Beneficially Owned					Percentage of Class Owned
		Preferred Stock Series					Preferred Stock Series
Name and Adress of Beneficial Owner(a)	Common Stock (b)					Common Stock (b)
		B	C	D	F		B	C	D	F
Directors and Executive Officers:
Henry H. Bradley(c)(j)	4,488	1,978,128	1,582,500	333,334	—	*	23.1%	25.2%	11.6%	—
David E. Scott(d)	2,272,050	65,938	189,900	44,444	—	26.3%	*	3.0%	1.6%	—
Gregory C. Lawhon(e)	732,830	49,453	—	—	—	8.5%	*	—	—	—
David W. Vranicar	619,104	36,266	—	—	—	7.2%	*	—	—	—
Bradley A. Moline(f)	585,272	74,509	—	—	—	6.8%	*	—	—	—
Jeffrey D. Shackelford(g)	1,476,005	—	126,600	—	—	17.1%	—	2.0%	—	—
David M. Hollingsworth	145,844	—	—	—	—	1.7%	—	—	—	—
Donald H. Goldman	647,310	—	—	—	—	7.5%	—	—	—	—
Adam H. Clammer(h)(m)	4,488	—	—	—	23,596,492	*	—	—	—	100.0%
James H. Greene, Jr.(j)(m)	4,488	—	—	—	23,596,492	*	—	—	—	100.0%
Henry R. Kravis(h)(m)	4,488	—	—	—	23,596,492	*	—	—	—	100.0%
George R. Roberts(h)(l)	4,488	—	—	—	23,596,492	*	—	—	—	100.0%
Alexander Navab, Jr.(h)(m)	4,488	—	—	—	23,596,492	*	—	—	—	100.0%
Thomas R. Palmer(i)(n)	4,488	945,108	—	666,667	—	*	11.0%	—	23.2%	—
Richard Jalkut	74,791	—	—	—	—	*	—	—	—	—
Mory Ejabat	146,591	—	—	—	—	1.7%	—	—	—	—
All directors and executive officers as a group (16 persons)	6,731,210	3,149,402	1,899,000	1,044,445	23,596,492	69.3%	36.7%	30.3%	36.4%	100.0%

5% Owners:
News-Press & Gazette Company(j)	—	1,648,438	1,582,500	222,222	—	—	19.2%	25.2%	7.8%	—
Advantage Capital Missouri Partners I, L.P.(k)	—	1,318,750	—	145,550	—	—	15.4%	—	5.1%	—
Advantage Capital Missouri Partners II, L.P.(k)	—	—	—	417,450	—	—	—	—	14.6%	—
Pacific Capital, L.P.(l)	—	1,219,925	—	—	—	—	14.2%	—	—	—
BTI Ventures L.L.C.(m)	—	—	—	—	23,596,492	—	—	—	—	100.0%
Kansas City Equity Partners I, L.P.(n)	—	945,108	—	111,111	—	—	11.0%	—	3.9%	—
Kansas City Equity Partners Ventures II, L.P.(n)	—	—	—	555,556	—	—	—	—	19.4%	—
Kansas Venture Capital Inc.(o)	—	164,844	—	166,666	—	—	1.9%	—	5.8%	—
White Pines Limited Partnership I(p)	—	989,128	—	—	—	—	11.5%	—	—	—
Paula Kay Friesen Sauder Trust	—	—	1,544,787	—	—	—	—	24.6%	—	—
S.L. Sauder Family Limited Partnership LLP(q)	—	—	1,000,000	—	—	—	—	16.0%	—	—
Stephen Lockwood Sauder Trust(q)	—	—	1,544,788	—	—	—	—	24.6%	—	—
LBI Group, Inc.(r)	—	—	—	586,317	—	—	—	—	20.4%	—
Name and Address of Beneficial Owner(a)	Percentage of Total Voting Power of Fully Diluted Common Stock
Directors and Executive Officers:
Henry H. Bradley	8.1%
David E. Scott	3.2%
Gregory C. Lawhon	1.0%
David W. Vranicar	1.0%
Bradley A. Moline	1.0%
Jeffrey D. Shackelford	2.0%
David M. Hollingsworth	*
Donald H. Goldman	1.0%
Adam H. Clammer	48.7%
James H. Greene, Jr	48.7%
Henry R. Kravis	48.7%
George R. Roberts	48.7%
Alexander Navab, Jr.	48.7%
Thomas R. Palmer	3.3%
Richard Jalkut	*
Mory Ejabat	*
All directors and executive officers as a group (16 persons)	69.0%
5% Owners:
News-Press & Gazette Company	7.1%
Advantage Capital Missouri Partners I, L.P.	3.0%
Advantage Capital Missouri Partners II, L.P.	1.0%
Pacific Capital, L.P.	2.5%
BTI Ventures L.L.C.	48.7%

Kansas City Equity Partners I, L.P. (KCEP)	2.2%
Kansas City Equity Partners Ventures II, L.P. (KCEP)	1.2%
Kansas Venture Capital, Inc.	1.0%
White Pines Limited Partnership I	2.0%
Paula Kay Friesen Sauder Trust	3.2%
S. L. Sauder Family Limited Partnership LLP	2.1%
Stephen Lockwood Sauder Trust	3.2%
LBI Group, Inc.	1.2%

*
Less than one percent

(a)
Beneficial ownership is determined in accordance with the SEC's rules and includes voting and investment power with respect to the shares.

(b)
Includes options to purchase shares of the common stock, which were issued pursuant to our 1998 stock option plan and 2000 equity participation plan. Certain options issued to executive officers are exercisable immediately on grant at an exercise price of $.0006 per share, and vest over a four-year period, at a rate of 6.25% per quarter. Other options issued to executive officers are exerciseable at prices of $1.67, $2.51, or $4.18 per share, and generally are subject to, a four-year vesting period at a rate of 6.25% per quarter. Options issued to directors are exercisable at $4.18 per share and are subject to either two or four-year vesting periods at a rate of 50% or 25% per year, respectively. Holders of exercised options have voting power with respect to all shares of common stock underlying the options. Upon termination of employment with us, we have the right to purchase all options, which have not vested as of that date, subject to certain exceptions.

(c)
Includes 1,648,438 shares of Series B preferred stock, 1,582,500 shares of Series C preferred stock and 222,222 shares of Series D preferred stock held by News-Press & Gazette Company. Mr. Bradley and his brother hold voting power of News-Press & Gazette Company. Also includes 329,690 shares of Series B preferred stock and 111,112 shares of Series D preferred stock held by various trusts and relatives of the Bradley family.

(d)
Includes 7,176 shares of common stock, 65,938 shares of series B preferred stock and 44,444 shares of series D preferred stock held by Mr. Scott's immediate family.

(e)
Includes 20,883 shares of common stock held by Mr. Lawhon's immediate family.

(f)
Includes 19,275 shares of Series B preferred stock held by Mr. Moline's immediate family.

(g)
Includes 21,050 of Series C preferred stock held by Mr. Shackelford's immediate family.

(h)
All of the shares of series F preferred stock indicated are owned of record by BTI Ventures L.L.C. and are included because of Messrs. Clammer's, Greene's, Kravis', Navab's and Roberts' affiliation with BTI Ventures L.L.C. These individuals disclaim beneficial ownership of the shares within the meaning of Rule 13d-3 under the Exchange Act.

(i)
Includes 945,108 shares of Series B preferred stock and 111,111 shares of Series D preferred stock held by Kansas City Equity Partners Ventures I and 555,556 shares of Series D preferred stock held by Kansas City Equity Partners Ventures II. Mr. Palmer holds voting power of Kansas City Equity Partners Ventures.

(j)
The principal business address of News-Press & Gazette Company is 825 Edmond Street, St. Joseph, MO 64501.

(k)
The principal business address of Advantage Capital Missouri Partners L.P. is 7733 Forsyth Boulevard, Suite 1850, St. Louis, Missouri 63105.

(l)
The principal business address of Pacific Capital, L.P. is 2401 Plymouth Road, Suite B, Ann Arbor, Michigan 48105.

(m)
The principal business address of BTI Ventures L.L.C. is 9 W. 57th Street, Suite 4200, New York, New York 10019.

(n)
The principal business address of Kansas City Equity Partners is 233 West 47th Street, Kansas City, Missouri 64112.

(o)
The principal business address of Kansas Venture Capital is 6700 Antioch Plaza, Suite 460, Overland Park, Kansas 66204.(o)

(p)
The principal business address of White Pines Limited Partnership I is 2401 Plymouth Road, Suite B, Ann Arbor, Michigan 48105.

(q)
The principal address of Sauder affiliated trusts and partnerships is 2541 Westview Drive, Emporia, Kansas 66801.

(r)
The principal business address of LBI Group, Inc. is 3 World Financial Center, 200 Vesey Street, New York, New York 10285.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Series D Preferred Stock Offering

    In July 1999, we completed a private placement of 2,222,222 shares of series D preferred stock at a purchase price of $4.50 per share for aggregate proceeds of approximately $10.0 million. The transaction was consummated pursuant to the purchasers rights agreement described below and the series D preferred stock purchase agreement. Under the series D preferred stock purchase agreement, NPG, a stockholder that owned in excess of 5% of our voting securities at the time of the series D preferred stock offering, purchased $1.0 million of series D preferred stock, and parties affiliated with NPG, including Henry H. Bradley, chairman of our board of directors at that time and of NPG, purchased $500,000 of series D preferred stock. Advantage Capital Missouri Partners I, L.P., a stockholder that owned in excess of 5% of our voting securities at the time of the series D preferred stock offering, purchased $655,000 of the series D preferred stock. In addition, Ian R. N. Bund, one of our directors at the time of the series D preferred stock offering, purchased $82,000 of the series D preferred stock. Affiliates of KCEP I and KCEP Ventures II also purchased $3.0 million of our series D preferred stock. Mr. Palmer, one of our directors at the time of the series D preferred stock offering, holds voting power of KCEP I and KCEP Ventures II.

Series F Preferred Stock Offering

    In August 1999, we issued and sold 13,333,334 shares of our series F preferred stock at a purchase price of $4.50 per share to BTI Ventures, L.L.C., an affiliate of KKR, for aggregate proceeds of $60.0 million. KKR received three seats on our then seven-seat board of directors. Additionally, in March 2000, KKR exercised its options to purchase 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share. In connection with its exercise of these options, KKR received two additional seats on our eleven-seat board of directors.

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

    In connection with the series F preferred stock offering, NPG, a stockholder that owned in excess of 5% of our voting securities at the time of the series F preferred stock offering, received 366,320 shares of series E preferred stock, which were redeemed for an aggregate total of $1.6 million, and parties affiliated with NPG, including Henry H. Bradley, chairman of our board of directors at that time and of NPG, received 73,264 shares of series E preferred stock, which were redeemed for an aggregate total of $329,690. Advantage Capital Missouri Partners I, L.P., a stockholder which owned in excess of 5% of our voting securities at the time of the series F preferred stock offering, received 293,056 shares of the of the series E preferred stock, which were redeemed for an aggregate total of $1.3 million. Bradley A. Moline, our senior vice president of finance and chief financial officer, received 15,385 shares of series E preferred stock, which were redeemed for an aggregate total of $69,234. Pacific Capital, L.P., a stockholder which owned in excess of 5% of our voting securities at the time of the series F preferred stock offering, received 271,095 shares of the of the series E preferred stock, which were redeemed for an aggregate total of $1.2 million. Steven L. Sauder, our vice president, together with his father, Earl W. Sauder, received an aggregate of 19,048 shares of series E preferred stock, which were redeemed for an aggregate total of $85,718. KCEP I and KCEP Ventures II together received an aggregate of 210,022 shares of series E preferred stock, which were redeemed for an aggregate total of $945,099.

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

  Registration Rights

    The parties to the purchasers rights agreement, subject to some conditions, have registration rights with respect to shares of common stock, including shares of common stock issuable upon conversion or redemption of shares of series F preferred stock or upon conversion of shares of series B preferred stock, series C preferred stock, or series D preferred stock. These purchasers have, subject to some conditions, demand and "piggy-back" registration rights. The purchasers rights agreement provides that each purchaser of stock is subject to lock-up restrictions in the event of a public offering of our securities. In addition, the Company has entered into Management Stockholder's Agreements with several members of management that create registration rights identical to those in the purchasers rights agreement for shares of common stock obtained pursuant to option exercises.

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

  Preemptive Rights

    Holders of our common stock and each series of preferred stock that are parties to the purchasers rights agreement have the right to purchase a pro rata portion of any common stock or preferred stock that we propose to sell and issue, subject to some exceptions.

  Size of the Board of Directors

    The purchasers rights agreement provides that so long as at least 6,666,667 shares of series F preferred stock remain outstanding, the holders of series F preferred stock are entitled to elect and remove directors in accordance with our restated certificate of incorporation. In the event that less than 6,666,667 shares of series F preferred stock remain outstanding, but BTI Ventures L.L.C. and its affiliates, which include KKR, beneficially own at least 10% of our outstanding common stock, BTI has the right to designate the number of persons to serve as members of the board determined in accordance with a formula set forth in the purchasers rights agreement. Currently there are five BTI nominees sitting on our eleven-seat board of directors.

    For so long as at least 8,532,394 shares of series B preferred stock, series C preferred stock and series D preferred stock remain outstanding, the holders of this stock, voting together as a class, are entitled to elect and remove directors pursuant to our restated certificate of incorporation.

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

57

Other Transactions with Affiliates

  Dealings with Valu-Broadcasting, Inc.

    In 2000, 1999 and 1998 we and our predecessor, Valu-Line, provided services principally related to rent and operating costs to Valu-Broadcasting, Inc., an affiliate of Valu-Line, which is owned by Stephen L. Sauder, one of our stockholders who owned more than 5% of our voting securities at the time of the transactions, in the amounts of $29,000, $29,000 and $30,000, respectively. Valu-Line also received services principally related to advertising from Valu-Broadcasting in the amounts of $8,600, $30,000 and $40,000 in 2000, 1999 and 1998, respectively.

  Shares Issuances to Directors

    In March 2000, Mr. Jalkut, chairman of our board of directors, agreed to purchase 47,867 shares of our common stock for $200,000, and Mr. Ejabat, a member of our board of directors, agreed to purchase 119,667 shares of our common stock for $500,000. Mr. Ejabat funded his subscribed stock in April 2000. At March 23, 2001, Mr. Jalkut's stock subscription remains outstanding.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report

(1)
Financial Statements

    See pages F-1 through F-23 for financial statements included with this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

    Schedule II—Consolidated Valuation and Qualifying Accounts

    See page F-25 for the financial statement schedule included with this Annual Report on Form 10-K.

(3)
Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and plan of merger among Birch Telecom, Inc., Valu-Line Companies, Inc., Stephen L. Sauder, Paula K. Sauder, Richard L. Tidwell, Sarah J. Tidwell, Stormy Supiran and Carla S. Supiran. (incorporated by reference to Exhibit 2.1 to Birch Telecom, Inc.'s registration statement on Form S-4, as amended (SEC File No. 333-62797), originally filed September 3, 1998 (Form S-4)).
3.1	Certificate of amendment of restated certificate of incorporation of Birch Telecom, Inc. (incorporated by reference to Exhibit 3.1 to Birch Telecom Inc.'s quarterly report on Form 10-Q for the period ended March 31, 2000, filed May 15, 2000 (1Q 2000 Form 10-Q).
3.2	Amended and restated bylaws of Birch Telecom, Inc. (incorporated by reference to Exhibit 3.2 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 31, 2000).
10.1	Birch Telecom, Inc. securities purchase agreement (incorporated by reference to Exhibit 10.1 to the Form S-4).
10.2	Birch Telecom, Inc. amended and restated purchasers rights agreement, dated April 13, 2000 (incorporated by reference to Exhibit 10.2 to Birch Telecom Inc.'s registration statement on Form S-1 filed April 14, 2000).

10.3		Amended employment agreement dated as of October 7, 1999 between Birch Telecom, Inc. and David E. Scott. (incorporated by reference to Exhibit 10.3 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.4		Amended employment agreement dated as of October 7, 1999 between Birch Telecom, Inc. and Gregory C. Lawhon. (incorporated by reference to Exhibit 10.4 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.5		Amended employment agreement dated as of October 7, 1999 between Birch Telecom, Inc. and Donald H. Goldman. (incorporated by reference to Exhibit 10.5 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.6		Amended employment agreement dated as of October 7, 1999 between Birch Telecom, Inc. and David W. Vranicar. (incorporated by reference to Exhibit 10.6 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.7		Employment agreement dated as of February 10, 1998 between Birch Telecom, Inc. and Stephen L. Sauder (incorporated by reference to Exhibit 10.7 to the Form S-4).
10.8		General agreement between Birch Telecom, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.12 to the Form S-4).
10.9		Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Missouri, Inc. (Missouri interconnection agreement) (incorporated by reference to Exhibit 10.9 of Birch Telecom Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2000, filed August 14, 2000 (2Q 2000 Form 10-Q)).
10.10		Amendment No. 1 dated February 1, 2000 to Missouri interconnection agreement (incorporated by reference to Exhibit 10.10 to the 2Q 2000 Form 10-Q).
10.11	†	Software license agreement between Birch Telecom, Inc. and Saville Systems Inc. (incorporated by reference to Exhibit 10.14 to the Form S-4).
10.12	*	Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Kansas, Inc. (Kansas interconnection agreement).
10.13		Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Texas Ltd., LLP. (Texas interconnection agreement) (incorporated by reference to the Exhibit 10.13 to the 1998 Form 10-K).
10.14		1998 stock option plan (incorporated by reference to Exhibit 10.14 to Birch Telecom Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1998, as amended, filed on May 7, 1999 (1998 Form 10-K/A)).
10.15		Form of incentive stock option agreement under 1998 stock option plan (incorporated by reference to Exhibit 10.15 to the 1998 Form 10-K/A).
10.16		Form of non-statutory stock option agreement under 1998 stock option plan (incorporated by reference to Exhibit 10.16 to the 1998 Form 10-K/A).
10.17		Lease agreement between Francor, L.L.C. and Birch Telecom, Inc. dated July 20, 1998 (incorporated by reference to Exhibit 10.17 to the 1998 Form 10-K/A).
10.18		Series D preferred stock purchase agreement, dated July 2, 1999 (incorporated by reference to Exhibit 10.18 to Birch Telecom Inc.'s quarterly report on Form 10-Q for the period ended September 30, 1999, filed November 15, 1999 (3Q 1999 Form 10-Q)).

10.19		Series F preferred stock purchase agreement, dated July 13, 1999 (incorporated by reference to Exhibit 10.19 to the 3Q 1999 Form 10-Q).
10.20		Amended and restated credit agreement among Birch Telecom Finance, Inc., Birch Telecom, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., Bankers Trust Company and Bank of America, Inc., as agents and lenders, and the other lenders party thereto dated February 2, 2000. (senior credit agreement) (incorporated by reference to Exhibit 10.20 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.21		Amended and restated guarantee and collateral agreement, dated as of February 2, 2000, among Birch Telecom Finance, Inc., Birch Telecom, Inc. and Lehman Commercial Paper, Inc., as collateral agent. (incorporated by reference to Exhibit 10.21 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.22		Amended employment agreement dated as of October 7, 1999 between Birch Telecom, Inc. and Bradley A. Moline. (incorporated by reference to Exhibit 10.22 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.23		Amended employment agreement dated as of October 7, 1999 between Birch Telecom, Inc. and Jeffrey D. Shackelford. (incorporated by reference to Exhibit 10.23 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.24		Employment agreement dated as of February 2000 between Birch Telecom, Inc. and David M. Hollingsworth. (incorporated by reference to Exhibit 10.24 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.25		Indenture, dated as of June 23, 1998, between Birch Telecom, Inc. and Norwest Bank Minnesota, National Association, as trustee, relating to $115,000,000 aggregate principal amount of 14% senior notes due 2008 (incorporated by reference to Exhibit 4.1 to the Form S-4).
10.26		Specimen certificate of 14% senior notes due 2008 (Exchange Notes) (included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to the Form S-4).
10.27		Collateral pledge and security agreement, dated as of June 23, 1998 from Birch Telecom, Inc., Pledgor, to Norwest Bank Minnesota, National Association, Trustee (incorporated by reference to Exhibit 4.5 to the Form S-4).
10.28		Letter agreement dated as of March 22, 2000 between Birch Telecom, Inc. and Mory Ejabat. (incorporated by reference to Exhibit 10.30 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.29		Letter agreement dated as of March 22, 2000 between Birch Telecom, Inc. and Richard A. Jalkut. (incorporated by reference to Exhibit 10.31 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 23, 2000.)
10.30		2000 Equity Participation Plan (incorporated by reference to Exhibit 10.25 to Birch Telecom Inc.'s registration statement on Form S-1 filed March 31, 2000).
10.31		2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.26 to Birch Telecom Inc.'s registration statement on Form S-1 filed April 14, 2000).
10.32		Amendment No. 2 dated May 20, 2000 to Missouri Interconnection Agreement (incorporated by reference to Exhibit 10.32 to the 2Q 2000 Form 10-Q).
10.33	*	Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Oklahoma, Inc. (Oklahoma interconnection agreement).

10.35		Amendment No. 1 dated May 15, 2000 to the Texas interconnection agreement (incorporated by reference to Exhibit 10.35 to the 2Q 2000 Form 10-Q).
10.36		Amendment No. 2 dated May 15, 2000 to the Texas interconnection agreement (incorporated by reference to Exhibit 10.36 to the 2Q 2000 Form 10-Q).
10.38		Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between BellSouth Telecommunications, Inc. and Birch Telecom of the South, Inc. (South interconnection agreement) (incorporated by reference to Exhibit 10.38 to the 3Q 2000 Form 10-Q).
10.39		Amendment No. 3 dated September 27, 2000 to the Texas interconnection agreement (incorporated by reference to Exhibit 10.39 to the 3Q 2000 Form 10-Q).
10.40		Amendment No. 1 dated October 30, 2000 to the senior credit agreement (incorporated by reference to Exhibit 10.40 to the 3Q 2000 Form 10-Q).
10.41	*	Amendment No. 1 dated November 15, 2000 to the South interconnection agreement.
10.42	*	Amendment No. 2 dated November 15, 2000 to the South interconnection agreement.
10.43	*	Amendment No. 4 dated January 9, 2001 to the Texas interconnection agreement.
10.44	*	Amendment No. 4 dated February 15, 2001 to the Missouri interconnection agreement.
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries of Birch Telecom, Inc. (incorporated by reference to Exhibit 21.1 to the Form S-4).
24.1	*	Power of attorney (included on the signature page).

*
Filed herewith.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Commission.

(b)
Reports on Form 8-K.

    On November 14, 2000 we filed Form 8-K to report our unaudited operating results for the third quarter ended September 30, 2000. We attached a copy of our press release issued November 10, 2000.

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, State of Missouri.

BIRCH TELECOM, INC.
Date: April 2, 2001	By:	/s/ DAVID E. SCOTT David E. Scott President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Scott and Bradley A. Moline, and each of them, his attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ DAVID E. SCOTT David E. Scott	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2001
/s/ BRADLEY A. MOLINE Bradley A. Moline	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2001
/s/ RICHARD A. JALKUT Richard A. Jalkut	Chairman of the Board	April 2, 2001
/s/ HENRY H. BRADLEY Henry H. Bradley	Director	April 2, 2001

/s/ ADAM H. CLAMMER Adam H. Clammer	Director	April 2, 2001
/s/ MORY EJABAT Mory Ejabat	Director	April 2, 2001
/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	April 2, 2001
/s/ HENRY R. KRAVIS Henry R. Kravis	Director	April 2, 2001
/s/ ALEXANDER NAVAB, JR. Alexander Navab, Jr.	Director	April 2, 2001
/s/ THOMAS R. PALMER Thomas R. Palmer	Director	April 2, 2001
/s/ GEORGE R. ROBERTS George R. Roberts	Director	April 2, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Birch Telecom, Inc.

    We have audited the accompanying consolidated balance sheets of Birch Telecom, Inc. (Birch) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and schedule are the responsibility of Birch's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch Telecom, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

Ernst & Young LLP

Kansas City, Missouri
March 2, 2001, except for Note 20, as to which the date is March 30, 2001

BIRCH TELECOM, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

(In thousands, except share data)

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$5,207	$5,673
Pledged securities	7,947	15,926
Accounts receivable, net	16,941	10,578
Inventory	3,171	3,735
Prepaid expenses and other	4,573	4,173

Total current assets	37,839	40,085
Property and equipment	159,525	70,192
Less: accumulated depreciation	26,901	8,080

Property and equipment, net	132,624	62,112
Pledged securities—non-current	—	7,484
Goodwill, net	18,956	19,316
Preferred stock issuance costs, net	9,653	6,698
Other intangibles, net	13,539	10,213
Other assets	2,022	1,063

Total assets	$214,633	$146,971

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$929	$1,300
Accounts payable	30,763	13,300
Accrued interest	2,550	728
Accrued expenses	10,050	8,414
Deferred revenue	3,462	1,651

Total current liabilities	47,754	25,393
Senior credit facility	148,000	10,000
14% senior notes	114,749	114,715
Other long-term debt and capital lease obligations, net of current maturities	2,376	1,070
Series F redeemable preferred stock, 23,596,492 and 13,333,334 shares issued and outstanding (stated at redemption and aggregate liquidation value)	127,675	63,550
Stockholders' deficit:
Series B preferred stock, 8,572,039 shares issued and outstanding	8	8
Series C preferred stock, 6,270,527 shares issued and outstanding	6	6
Series D preferred stock, 2,868,538 and 2,222,222 shares issued and outstanding	3	2
Common stock, $.001 par value, 150,000,000 shares authorized, 8,618,214 and 8,414,541 shares issued and outstanding	5	5
Warrants	337	337
Additional paid-in capital	351	11,686
Accumulated deficit	(226,431)	(79,801)

	(225,721)	(67,757)
Less receivable from stockholders	200	—

Total stockholders' deficit	(225,921)	(67,757)

Total liabilities and stockholders' deficit	$214,633	$146,971

See accompanying notes.

BIRCH TELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	2000	1999	1998
Revenue:
Communications services	$110,826	$52,980	$21,783
Equipment sales	9,100	7,558	4,304

Total revenue	119,926	60,538	26,087
Cost of services:
Cost of communications services	75,689	41,870	16,339
Cost of equipment sales	6,408	4,488	2,547

Total cost of services	82,097	46,358	18,886

Gross margin	37,829	14,180	7,201
Selling, general and administrative expenses	138,866	53,045	15,769
Depreciation and amortization expense	24,551	10,828	2,308

Loss from operations	(125,588)	(49,693)	(10,876)
Interest expense	(23,142)	(15,036)	(8,254)
Interest income	2,100	2,925	2,922

Net loss	$(146,630)	$(61,804)	$(16,208)

See accompanying notes.

BIRCH TELECOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock $.01 Par	Warrants $.01 Par	Common Stock $.001 Par	Warrants $.001 Par	Additional Paid-In Capital	Accumulated Deficit	Receivable from Stockholders	Total
Balance at Dec. 31, 1997	$—	$—	$—	$—	$—	$18	$18	$—	$—	$1,782	$(1,789)	$—	$29
Recapitalization	—	—	2	—	—	(18)	(18)	—	—	34	—	—	—
Merger with Valu-Line	3	—	6	—	—	—	—	—	—	14,741	—	—	14,750
Issuance of warrants in connection with 14% senior notes	—	—	—	—	—	—	—	—	337	—	—	—	337
Redemption of series A preferred stock	(3)	—	—	—	—	—	—	—	—	(4,747)	—	—	(4,750)
Stock dividend	—	—	—	—	—	—	—	1	—	(1)	—	—	—
Stock option exercise	—	—	—	—	—	—	—	4	—	—	—	—	4
Restatement of series B preferred stock dividends	—	—	—	—	—	—	—	—	—	464	—	—	464
Amortization of series B preferred sock issuance costs	—	—	—	—	—	—	—	—	—	(29)	—	—	(29)
Series A preferred stock dividends	—	—	—	—	—	—	—	—	—	(168)	—	—	(168)
Accretion of series B preferred stock dividends	—	—	—	—	—	—	—	—	—	(1,528)	—	—	(1,528)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(16,208)	—	(16,208)

Balance at Dec. 31, 1998	$—	$—	$8	$—	$—	$—	$—	$5	$337	$10,548	$(17,997)	$—	$(7,099)

BIRCH TELECOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock $.01 Par	Warrants $.01 Par	Common Stock $.001 Par	Warrants $.001 Par	Additional Paid-In Capital	Accumulated Deficit	Receivable from Stockholders	Total
Balance at Dec. 31, 1998	$—	$—	$8	$—	$—	$—	$—	$5	$337	$10,548	$(17,997)	$—	$(7,099)
Issuance of series D preferred stock	—	—	—	2	—	—	—	—	—	9,998	—	—	10,000
Issuance of series E preferred stock	—	—	—	—	2	—	—	—	—	(2)	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	211	—	—	211
Restatement of series B preferred stock	—	8	—	—	—	—	—	—	—	13,760	—	—	13,768
Redemption of series C preferred stock	—	—	(2)	—	—	—	—	—	—	(9,998)	—	—	(10,000)
Redemption of series E preferred stock	—	—	—	—	(2)	—	—	—	—	(8,570)	—	—	(8,572)
Retirement of common stock	—	—	—	—	—	—	—	—	—	(449)	—	—	(449)
Amortization of series F preferred stock issuance costs	—	—	—	—	—	—	—	—	—	(262)	—	—	(262)
Accretion of series F preferred stock dividends	—	—	—	—	—	—	—	—	—	(3,550)	—	—	(3,550)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(61,804)	—	(61,804)

Balance at Dec. 31, 1999	—	8	6	2	—	—	—	5	337	11,686	(79,801)	—	(67,757)
Issuance of series D preferred stock	—	—	—	1	—	—	—	—	—	2,999	—	—	3,000
Issuance of common stock	—	—	—	—	—	—	—	—	—	500	—	—	500
Stock option exercise	—	—	—	—	—	—	—	—	—	71	—	—	71
Issuance of common stock in return for receivable	—	—	—	—	—	—	—	—	—	200	—	(200)	—
Amortization of series F preferred stock issuance costs	—	—	—	—	—	—	—	—	—	(980)	—	—	(980)
Accretion of series F preferred stock dividends	—	—	—	—	—	—	—	—	—	(14,125)	—	—	(14,125)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(146,630)	—	(146,630)

Balance at Dec. 31, 2000	$—	$8	$6	$3	$—	$—	$—	$5	$337	$351	$(226,431)	$(200)	$(225,921)

See accompanying notes.

BIRCH TELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	2000	1999	1998
Operating activities
Net loss	$(146,630)	$(61,804)	$(16,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,167	7,948	720
Amortization	5,384	2,880	1,588
Provision for losses on accounts receivable	3,796	561	140
Other	730	34	16
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,159)	(6,599)	(1,905)
Inventory	564	(989)	(300)
Prepaid expenses	(407)	(3,637)	(370)
Intangibles	(4,951)	(2,065)	—
Other assets	(1,008)	(1,041)	(198)
Accounts payable	13,113	(1,281)	3,888
Accrued expenses	5,269	7,515	1,986

Net cash used in operating activities	(115,132)	(58,478)	(10,643)
Investing activities
Purchase of property and equipment	(83,295)	(35,487)	(21,550)
Business acquisitions, net of cash acquired	(453)	(4,801)	(7,757)
Amortization of discount on pledged securities	(1,026)	(1,725)	(1,231)
Maturity of pledged securities	16,489	16,100	7,692
Purchase of pledged securities	—	(10)	(44,247)

Net cash used in investing activities	(68,285)	(25,923)	(67,093)
Financing activities
Net proceeds from senior credit facility	138,000	10,000	—
Proceeds from long-term debt	—	—	123
Proceeds from 14% senior notes	—	—	114,663
Proceeds from convertible notes	—	—	3,500
Proceeds from issuance of preferred stock	50,000	70,000	9,500
Proceeds from issuance of common stock and warrants	572	—	342
Payment of financing costs	(3,827)	(8,804)	(4,922)
Repayment of long-term debt and capital lease obligations	(1,794)	(1,846)	(493)
Payment of series A preferred stock dividends	—	—	(168)
Repayment of notes payable to stockholders	—	—	(524)
Redemption of preferred stock	—	(18,572)	(4,750)
Redemption of common stock	—	(449)	—

Net cash provided by financing activities	182,951	50,329	117,271

Net increase (decrease) in cash and cash equivalents	(466)	(34,072)	39,535
Cash and cash equivalents at beginning of year	5,673	39,745	210

Cash and cash equivalents at end of year	$5,207	$5,673	$39,745

BIRCH TELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	2000	1999	1998
Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisitions:
Fair value of net assets acquired, net of cash acquired	$—	$2,693	$5,064
Fair value of intangible assets	453	4,130	20,900
Assumption of liabilities	—	(939)	(2,430)
Assumption of long-term debt and capital lease obligations	—	(872)	(1,027)
Issuance of series A preferred stock	—	—	(4,750)
Issuance of series C preferred stock	—	—	(10,000)
Issuance of common stock	—	(211)	—
Property and equipment additions acquired through capital lease	2,729	2,099	728
Property and equipment additions included in accounts payable	5,151	5,873	2,157
Series D preferred stock issued for payment of preferred stock issuance costs	3,000	—	—
Receivable from stockholders for common stock	200	—	—
Accretion of redeemable preferred stock dividends	14,125	3,550	1,696
Supplemental disclosure of cash flow information:
Cash payment for interest, net of interest capitalized of $1,923 in 2000, $1,324 in 1999 and $436 in 1998	21,320	15,014	7,725

See accompanying notes.

BIRCH TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

    Birch Telecom, Inc. was incorporated December 23, 1996, as a Delaware corporation and provides local and long distance telephone service, Internet access, web hosting, customer premises equipment sales and services and various other telecommunications services to business and residential customers in the Midwest and Southeast. The consolidated financial statements of Birch Telecom, Inc. include the accounts of Birch Telecom, Inc. and the accounts of its wholly-owned subsidiaries (collectively, Birch). Birch's business is highly competitive and is subject to various federal, state and local regulations.

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

  Revenue Recognition

    Revenue for communications services is recognized when customers use the associated services. Equipment revenue is recognized when systems or services are substantially complete. Revenue on billings to customers in advance of providing services is deferred and recognized when earned. Local and long distance customers are not charged fees to activate initial service. Certain types of Internet customers are charged activation fees.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. Adoption of this standard did not have a material impact on the Company's financial statements.

  Cost of Services

    Cost of services includes local and long distance services purchased from incumbent local exchange carriers, interexchange carriers and certain providers of fiber optic telephone networks. Cost of services also includes costs associated with the sale and installation of telephone systems.

  Inventory

    Inventory is carried at the lower of average cost or market determined on a first-in, first-out basis and consists primarily of parts and equipment used in the maintenance and installation of telephone systems.

  Advertising Costs

    Advertising costs are expensed as incurred and totaled $7.6 million in 2000, $3.0 million in 1999 and $895,000 in 1998.

  Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid local service expense and prepayments on software maintenance contracts. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

  Property and Equipment

    Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives of the assets:

Years
Communications network	2-10
Buildings, furniture, fixtures and equipment	2-40

  Goodwill and Other Intangibles

    Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in Birch's acquisitions. Goodwill is amortized over 25 years using the straight-line method. Accumulated amortization on goodwill totaled $2.3 million at December 31, 2000 and $1.4 million at December 31, 1999.

    Preferred stock issuance costs represent charges incurred from the sale of series F preferred stock in March 2000 and August 1999 (see Note 9). The preferred stock issuance costs are amortized over 10 years using the straight-line method. Accumulated amortization on preferred stock issuance costs totaled $1.3 million at December 31, 2000 and $291,000 at December 31, 1999.

    Other intangibles consist primarily of customer lists related to Birch's acquisitions, deferred financing costs related to the 14% senior notes and the senior credit facility and deferred line installation costs. Customer lists are amortized over five years using the straight-line method. The deferred financing costs are amortized over five to seven years, the term of the associated financing, using the straight-line method. The deferred line installation costs are being amortized over two years, the approximate average life of customer contracts, using the straight-line method (see Notes 6 and 7).

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

  Income Taxes

    Birch accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Birch recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Net deferred tax assets are reduced by a valuation allowance when appropriate (see Note 14). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  Stock Options

    Birch has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by SFAS No. 123, Birch has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 44. Under APB No. 25, compensation is measured as the difference between the estimated market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options.

  Fair Values of Financial Instruments

    The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of Birch's pledged securities was $7.9 million at December 31, 2000 and $23.3 million at December 31, 1999. The fair value of Birch's senior notes is estimated to be $63.3 million at December 31, 2000 and $115.0 million at December 31, 1999 based on the quoted market rates for the debt. The fair value of other long-term debt, accounts receivable, accounts payable and accrued expenses approximates the recorded value.

  Use of Estimates in Financial Statements

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

    Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to be consistent with the classification in the 2000 consolidated financial statements.

  New Accounting Pronouncements

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities that have caused application difficulties since the issuance of SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Birch is required to adopt SFAS No. 138 concurrently with SFAS No. 133. SFAS No. 133 is effective for Birch's consolidated financial statements beginning January 1, 2001. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on Birch's consolidated financial statements.

3. Acquisitions

    In March 1999, Birch acquired the stock of Capital Communications Corporation (Capital), a telecommunications equipment provider based in the St. Louis, Missouri metropolitan area. The total purchase price was approximately $3.0 million plus additional cash consideration based on local service lines converted to Birch's service from Capital's existing customer base, which totaled approximately $438,000 through December 31, 2000.

    In February 1999, Birch acquired American Local Telecommunications, LLC (ALT), a competitive local exchange carrier based in the Dallas, Texas metropolitan area. The acquisition included substantially all assets of ALT. The total purchase price was approximately $1.6 million in cash and $211,000 in common stock.

    In September 1998, Birch acquired TFSnet, Inc. (TFSnet), an Internet service provider based in the Kansas City metropolitan area, for $2.7 million.

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

    The following is unaudited pro forma information reflecting the effect of the 1998 acquisitions on Birch's operating results as though they had been completed effective January 1, 1998:

1998
(in thousands)
Revenue	$29,193
Net loss	28,921

    The impact of the 1999 acquisitions was not material to Birch's results of operations.

4. Accounts Receivable

    The composition of accounts receivable, net as of December 31, 2000 and 1999 is as follows:

	2000	1999
	(in thousands)
Billed	$18,027	$8,304
Unbilled	2,001	2,756

	20,028	11,060
Less allowance for doubtful accounts	3,087	482

	$16,941	$10,578

5. Property and Equipment

    The composition of property and equipment, net as of December 31, 2000 and 1999 is as follows:

	2000	1999
	(in thousands)
Communications network	$59,325	$28,525
Buildings, furniture, fixtures and equipment	87,400	38,662
Construction in progress	12,800	3,005

	159,525	70,192
Less accumulated depreciation	26,901	8,080

Property and equipment, net	$132,624	$62,112

6. Other Intangibles

    The composition of other intangibles, net as of December 31, 2000 and 1999 is as follows:

	2000	1999
	(in thousands)
Customer lists	$4,225	$4,225
Deferred financing costs	9,289	6,412
Deferred installation costs	6,821	2,363
Other	823	330

	21,158	13,330
Less accumulated amortization	7,619	3,117

Other intangibles, net	$13,539	$10,213

7. Debt, Pledged Securities and Warrants

    During December 1999 Birch completed a $75.0 million senior credit facility, increasing it to $125.0 million during syndication in February 2000 and further increasing it to $195.0 million in October 2000 while certain terms of the agreement were amended. The senior credit facility provides for a $50.0 million reducing revolver and $145.0 million in multi-draw term loans. The borrowing capacity under the revolver reduces by 2.5% each quarter beginning March 31, 2003 through December

31, 2005 and 17.5% per quarter beginning March 31, 2006 through December 31, 2006. The revolver and term loans are to be used to finance telecommunications equipment, inventory, network assets and back office systems. The revolver may also be used for general corporate purposes. At Birch's election, the borrowings bear interest at either the Prime Rate plus a margin ranging from 1.75% to 2.75% or the London Interbank Offered Rate (LIBOR) plus a margin ranging from 3.00% to 4.00%. The applicable margins are based upon Birch's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the agreement. Interest is paid quarterly in arrears for loans bearing interest based upon Prime and/or on the last day of each relevant interest period, for periods not in excess of three months, for LIBOR loans. For LIBOR loans with interest periods of longer than three months, interest is paid each day, which is three months after the first day of such interest periods and the last day of such interest period. Commitment fees are paid quarterly in arrears on the average unused commitment, ranging from 0.75% to 1.25%. The applicable percentages are based upon Birch's average borrowings in relation to the average borrowing availability, as defined in the agreement. Commitment fees totaled $640,000 for the year ending December 31, 2000 and $25,000 for the year ending December 31, 1999. Birch also pays commitment fees based upon LIBOR applicable margins and a 0.25% fronting fee, both payable quarterly in arrears, for outstanding letters of credit. Outstanding letters of credit were insignificant at December 31, 2000. Principal payments begin March 2003 and the facility matures December 31, 2006. The facility is secured by a perfected first priority security interest in substantially all of Birch's assets and capital stock. Deferred financing costs incurred amounting to $4.4 million at December 31, 2000 are being amortized over the life of the facility using the straight-line method. Accumulated amortization was $430,000 at December 31, 2000. Amortization for the year ended December 31, 1999 was not significant.

    During June 1998, Birch completed a $115.0 million private offering of 14% senior notes due June 2008 and 115,000 warrants to purchase 2,530,473 shares of common stock. Interest on the senior notes is payable semi-annually in arrears on June 15 and December 15 of each year. Warrants are exercisable at $0.006 per share and expire June 2008. Birch received net proceeds from the senior notes of $110.2 million and concurrently purchased pledged securities of $44.2 million. The pledged securities are restricted for interest payments on the senior notes and, together with the interest accruing thereon, will be used to satisfy such interest payments through June 2001. Birch classifies its pledged securities maturing in May 2001, consisting of $7.9 million at December 31, 2000 and $23.4 million at December 31, 1999 of U.S. Treasury securities, as held to maturity and recorded at amortized cost. A portion of the proceeds from the senior notes, $337,000, was allocated to the warrants and the resulting debt discount is being amortized over the life of the debt on the straight-line method, which does not differ materially from the effective interest method. Unamortized discount was $251,000 at December 31, 2000 and $285,000 at December 31, 1999. The amount allocated to the warrants represents the estimated fair value of the warrants at the date of issuance. Deferred financing costs incurred amounting to $4.9 million at December 31, 2000 are being amortized over the life of the senior notes using the straight-line method. Accumulated amortization on the financing costs totaled $2.5 million at December 31, 2000 and $1.5 million at December 31, 1999. The senior notes rank pari pasu in right of payment to all existing and future unsecured senior indebtedness of Birch and rank senior in the right of payment to all existing and future unsecured subordinated indebtedness of Birch.

    A registration statement on Form S-4, registering Birch's 14% senior notes and exchanging the outstanding senior notes for exchange notes, was declared effective by the Securities and Exchange

Commission (SEC) in March 1999. The terms and conditions of the exchange notes are identical to those of the senior notes in all material respects.

    The senior credit facility and the senior notes indenture contain certain operational covenants which, among other things, restrict the ability of Birch to incur additional indebtedness, pay dividends or make distributions of Birch's or its subsidiaries' stock, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, consolidate, merge or sell all of its assets. Additionally, the senior credit facility contains financial covenants that require Birch to maintain specified levels of revenue; EBITDA; certain financial ratios; number of access lines; and limits Birch's capital expenditures. Also as a covenant in the senior credit facility, Birch is required to place $105.0 million in equity, of which at least $75.0 million is to be received by March 31, 2001 and the remainder by July 31, 2001. Birch failed to comply with certain covenants at June 30, 2000. The covenants were amended and Birch was in compliance with its amended covenants at December 31, 2000.

    Birch's debt consisted of the following at December 31, 2000 and 1999:

	2000	1999
	(in thousands)
14% senior notes	$114,749	$114,715

Senior credit facility:
Revolver	$48,000	$—
Equipment term loans	100,000	10,000

Total senior credit facility	$148,000	$10,000

Other long-term debt, interest accruing between 8.6% and 9.8%, maturing through 2013, secured by buildings	$236	$244
Less current maturities	10	10

	$226	$234

    Principal payments required on the outstanding debt during each of the next five years are as follows:

(in thousands)
2001	$10
2002	11
2003	14,812
2004	24,814
2005	34,814
Thereafter	188,524

$262,985

8. Capital Lease Obligations

    Birch leases telecommunications equipment, computer equipment and automobiles under capital leases with imputed interest between 8.0% and 12.0%. Assets under capital leases totaled $5.9 million at December 31, 2000 and $3.6 million at December 31, 1999, net of accumulated amortization of $2.6 million at December 31, 2000 and $1.1 million at December 31, 1999. The future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2000 are as follows:

(in thousands)
2001	$1,543
2002	1,173
2003	846
2004	—
2005	—
Thereafter	—

Total minimum lease payments	3,562
Less amount representing interest	493

Present value of net minimum lease payments	3,069
Less current maturities	919

$2,150

    Depreciation expense for assets under capital leases was $1.7 million for 2000, $974,000 for 1999 and $157,000 for 1998.

9. Capital Structure

    In March 2000, Birch filed a registration statement on Form S-1 with the SEC for an underwritten initial public offering of common stock. In connection with the filing, Birch's board of directors approved a 1.795-for-1 split of common stock, effective April 6, 2000. All prior period share and per share information has been restated to reflect the split. The conversion ratio on the preferred stock has been adjusted in accordance with the 1.795-for-1 common stock split. Additionally, in connection with the proposed offering, authorized shares of capital stock were increased to 208,403,275, with 150,000,000 allocated to common stock and 58,403,275 allocated to preferred stock, and the 2000 equity participation plan was adopted for the granting of stock-based compensation awards. Costs incurred related to the stock offering totaling $1.3 million have been charged to operating income in 2000.

    In March 2000, Birch's largest shareholder exercised options to purchase an additional 5,263,158 shares of series F preferred stock at $4.75 per share and 5,000,000 shares of series F preferred stock at $5.00 per share, totaling $50.0 million. The transaction was funded and the associated shares were issued in April 2000. In connection with the private placement of series F preferred stock, which closed on August 5, 1999, and the related exercise of options in March 2000, Birch's placement agent earned compensation which included 646,316 shares of series D preferred stock.

    In March 2000, certain members of Birch's board of directors agreed to purchase 167,534 shares of common stock for $700,000. Of these shares, 119,667 shares were issued in July 2000 for $500,000. A $200,000 receivable remains outstanding for the 47,867 remaining shares, which is included as a deduction from stockholders' equity on the consolidated balance sheet.

    During July and August 1999, Birch issued $10.0 million of series D preferred stock and $60.0 million of series F preferred stock at $4.50 per share. Options were granted to purchase $25.0 million of series F preferred stock at $4.75 per share and $25.0 million of series F preferred stock at $5.00 per share, which, as stated above, were exercised in March 2000. Additionally, Birch repurchased $10.0 million of series C preferred stock at $4.50 per share and recapitalized the series B preferred stock converting it into a new series B preferred stock and a new series E preferred stock. The series E preferred stock was then redeemed for $8.6 million. Net proceeds generated from these transactions totaled $44.4 million.

    During February and March 1998, Birch issued $9.5 million of series B preferred stock at $1.52 per share and $3.5 million of convertible notes generating net proceeds of $12.4 million, converted all existing common stock to series C preferred stock, terminated common stock warrants, canceled the 1997 stock option plan, created the 1998 stock option plan and issued 852,176 shares of common stock to employees of Birch. Also during February 1998. Birch issued $4.75 million of series A preferred stock and $10.0 million of series C preferred stock in connection with the Valu-Line merger. Birch redeemed the series A preferred stock in June 1998. In June 1998, the convertible notes were converted into series B preferred stock.

  Authorized Shares

    At December 31, 2000, Birch had 208 million shares authorized, 150 million shares allocated to common stock and 58 million shares allocated to preferred stock. The preferred stock has designations of 8.8 million shares of series B preferred stock, 8.5 million shares of series C preferred stock, 3.0 million shares of series D preferred stock, 1.9 million shares of series E preferred stock and 30 million shares of series F preferred stock.

  Rights

    All shares of preferred stock are convertible into 1.795 shares of common stock and contain certain voting rights. The common stock also has voting rights similar to the series C preferred stock. The series B, series D and series F preferred stock have additional voting rights in certain circumstances. Additionally, the series F preferred stock contains mandatory redemption rights based on certain senior management retention. In the event of mandatory redemption, the shares are redeemable for amounts similar to the liquidation preference discussed below.

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

Dividends

    The series B preferred stock accrued cumulative compounding dividends at 15% per annum until the series B was converted and restated into new series B. At that time, the rights and preferences were amended and restated to remove the mandatory redemption rights and now the series B cumulates cash dividends at 15% per annum, amounting to $2.9 million at December 31, 2000 and $814,000 at December 31, 1999. The series C preferred stock has a 10% non-cumulative cash dividend and the series D preferred stock cumulates cash dividends at a rate of 15% per annum, totaling $2.6 million at December 31, 2000 and $750,000 at December 31, 1999. Only the series F preferred stock contains mandatory redemption rights. Accrued cash dividends on series F preferred stock totaled $17.7 million at December 31, 2000 and $3.6 million at December 31, 1999, as reflected in stockholders' equity. Common stock dividends, if any, will be declared at the discretion of Birch's board of directors. Birch has not paid any cash dividends on its common stock since its inception and does not intend to pay any in the foreseeable future. Restrictions contained in the senior credit facility agreement and the senior notes indenture prohibit Birch from paying certain dividends on its capital stock.

    On June 23, 1998, Birch paid a stock dividend, in the amount of 0.055 shares per share, to the holders of Birch's series B and series C preferred stock and 0.031 shares per share to the holders of Birch's common stock, as of June 15, 1998. Dividends paid on series A preferred stock in 1998 totaled $168,000.

10. Related-Party Transactions

    A broadcasting company owned by one of Birch's beneficial shareholders rented office space from Birch for $29,000 during each of 2000 and 1999 and $30,000 during 1998. Birch purchased advertising from the broadcasting company totaling $8,600 in 2000, $30,000 in 1999 and $40,000 in 1998.

    A real estate company owned by one of Birch's beneficial shareholders was paid $30,000 for building maintenance in 2000, $12,500 in 1999 and $3,500 in 1998.

    Birch acquired notes payable to Valu-Line shareholders totaling $274,000 in the Valu-Line merger. These notes were fully repaid during 1998.

    During December 1997, Birch borrowed $250,000 from Birch's then principal stockholder under a note payable. The note payable was fully repaid in February 1998.

11. Commitments and Contingencies

    Future minimum rental commitments at December 31, 2000 for all non-cancelable operating leases, consisting mainly of leases for office space and office equipment, are as follows:

(In thousands)
2001	$9,810
2002	8,933
2003	7,555
2004	6,720
2005	5,642
Thereafter	20,256

Total	$58,916

    Total rent expense was $5.8 million in 2000, $1.5 million in 1999 and $485,000 in 1998. Birch may renew leases on its corporate offices in terms ranging from three to ten years at rates approximating the prevailing market. Renewal rentals are excluded from the table.

    Various suits arising in the normal course of business are pending against Birch. Management cannot predict the final outcome of the actions but believes they will not be material to the consolidated financial statements.

12. Employee Benefit Plan

    Birch sponsors a 401(k) profit-sharing plan covering substantially all employees under which employees can contribute up to 20% of their annual salary subject to annual maximum limitations. Employees can participate after meeting the plan's eligibility requirements. Birch may also make discretionary contributions. Birch contributions to the plan will be approximately $600,000 for 2000, and were $595,000 for 1999 and $148,000 for 1998.

13. Employment Agreements

    Birch has entered into employment agreements with certain executive employees, which provide for payments to be made in connection with certain termination of employment or change of control. The benefits include cash compensation, immediate vesting of outstanding stock options and coverage under Birch's group health plan.

14. Income Taxes

    Net deferred taxes consist of the following as of December 31, 2000 and 1999:

	2000	1999
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$91,632	$32,360
Accruals and reserves not currently deductible	1,235	182
Other	560	614

	93,427	33,156
Valuation allowance	(89,265)	(32,331)

	4,162	825

Deferred tax liabilities:
Property and equipment	4,162	825

	$—	$—

    Net income tax benefits of approximately $59.3 million in 2000 and $32.3 million in 1999 have been offset by increases in the valuation allowance. At December 31, 2000, Birch had operating loss carryforwards for federal income tax purposes of approximately $229.1 million, expiring in 2013 through 2015.

    The primary difference that caused the effective tax rate to vary from the statutory federal income tax rate of 35% was the valuation allowance.

15. Stock Option Plan

    Birch grants options to its employees to purchase shares of its common stock. In general, the options granted have 10-year terms and vest over four years.

    Stock option activity under the stock option plan was as follows:

	Shares	Weighted-Average Per Share Exercise Price
1998:
Outstanding at December 31, 1997	4,995,485	$0.557
Terminated 1997 stock option plan	(4,995,485)	0.557
Granted	9,142,050	0.135
Exercised	(8,197,566)	0.001
Forfeited	(25,579)	1.393

Outstanding at December 31, 1998	918,905	1.300

Exercisable at December 31, 1998	9,627	0.001

1999:
Granted	3,221,666	2.142
Exercised	—	—
Forfeited	(495,196)	1.692

Outstanding at December 31, 1999	3,645,375	1.991

Exercisable at December 31, 1999	192,905	1.212

2000:
Granted	3,921,425	5.343
Exercised	(44,661)	1.625
Forfeited	(1,122,694)	3.874

Outstanding at December 31, 2000	6,399,445	3.717

Exercisable at December 31, 2000	1,013,770	1.992

    The 1997 stock option plan was terminated and superseded in 1998 by the 1998 employee stock option plan. No options were or ever will be exercised and no shares were or will ever be issued under the terminated and superseded 1997 stock option plan. In March 2000, Birch's board of directors adopted the 2000 equity participation plan and authorized 10,770,000 shares to be granted under the plan. At December 31, 2000, Birch has reserved the 10,770,000 shares of common stock for issuance under this 2000 equity participation plan. Under a resolution of Birch's board of directors, no new options may be granted under the 1998 employee stock option plan.

    All options exercised during 1998 were for options granted with an early exercise provision. The shares from exercised options continue to be subject to the four-year vesting period. No options expired during 2000, 1999 or 1998.

    The weighted-average fair values of options granted equaled $2.973 during 2000, $0.407 during 1999 and $0.028 during 1998.

    Options granted in 2000, 1999 and 1998 had exercise prices approximating the market value of the common stock. Exercise prices for options outstanding at December 31, 2000 ranged from $0.001 to $8.000. The weighted-average remaining contractual life of those options is 8.8 years.

    Birch estimated the fair value of each option grant using the minimum value method permitted by SFAS No. 123 for entities not publicly traded. Birch utilized the following assumptions in the calculation: risk-free interest rate of 5.25%, expected life of four years and no dividends being paid over the life of the options. Under the minimum value method, the volatility factor is excluded. Had compensation cost for the stock based compensation plan been determined as prescribed by SFAS No. 123, the net loss would have been as follows for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
	(in thousands, except per share data)
Net loss—as reported	$(146,630)	$(61,804)	$(16,208)
Net loss—pro forma	(149,265)	(61,958)	(16,218)

16. Significant Suppliers

    Birch purchased telephone services from Southwestern Bell Telephone (SWBT) amounting to 85% of cost of services in 2000, 65% in 1999 and 35% in 1998. Birch is dependent upon incumbent telephone companies, such as SWBT, to supply it with network elements so it may conduct business. Birch purchased switches and other network equipment and software from Lucent Technologies amounting to $4.9 million in 2000, $9.9 million in 1999 and $12.9 million in 1998.

18. Quarterly Data—Unaudited

    The following table includes summarized quarterly financial data for the years ended December 31, 2000, 1999 and 1998:

	Quarters
	First	Second	Third	Fourth
	(in thousands)
2000:
Revenue	$23,808	$27,690	$32,371	$36,057
Gross margin	6,472	7,304	10,804	13,249
Loss from operations	(19,191)	(28,281)	(37,475)	(40,641)
Net loss	(23,343)	(32,828)	(42,533)	(47,926)
1999:
Revenue	$10,636	$13,975	$17,022	$18,905
Gross margin	2,711	3,574	3,753	4,142
Loss from operations	(7,128)	(9,525)	(13,710)	(19,330)
Net loss	(9,936)	(12,639)	(16,690)	(22,539)

19. Going Concern

    Birch has incurred net losses of $146.6 million, $61.8 million, and $16.2 million in 2000, 1999 and 1998, respectively. The net cash used in operating activities was $115.1 million, $58.5 million, and $10.6 million during 2000, 1999 and 1998. Since its inception, Birch has operated as a competitive telecommunications provider in select markets of certain incumbent local exchange carrier territories (primarily Southwestern Bell). Birch has financed its operating losses, which are primarily due to compensation of its workforce and costs to enter its targeted service areas, through the issuance of $115 million of senior notes, borrowings of $148 million on the senior credit facility and the issuance of $110 million of series F preferred stock. At December 31, 2000 and 1999, Birch's outstanding debt amounted to $265.1 million and $125.8 million, respectively. Principal payments are scheduled to begin in 2003 on the senior credit facility (See Note 7).

    As discussed in Note 20, Birch's largest shareholder has purchased $75 million of series G preferred stock with a committment to purchase up to an additional $30 million by July 31, 2001. According to cash projections prepared by Birch, the $105 million, together with $48 million of additional capacity under the senior credit facility, will be sufficient to fund Birch through the end of 2001. Subsequent to December 31, 2000, the $48 million available under the senior credit facility has been drawn to its full capacity of $195 million.

    In conjunction with the issuance of series G preferred stock, Birch has renegotiated the covenants on the senior credit facility.

    Birch has initiated a number of cost saving initiatives, including the severance of 138 employees in November 2000 and 308 employees in February 2001. Management believes that the projected growth in revenues coupled with cost reductions provides Birch with a business plan which will significantly improve operating results.

    While there is no guarantee that operating results will meet projections, it does appear that the $105 million of funding described in Note 20 and the additional borrowings under the senior credit facility will allow Birch to continue to operate as a going concern through 2001.

20. Subsequent Events (Unaudited)

    On March 30, 2001, Birch's largest shareholder purchased 214,285,715 shares of series G preferred stock for $75 million. Additionally, the company received a commitment from the same investor for up to $30 million to be received by July 31, 2001 in exchange for 85,714,285 shares of series G preferred stock. In connection with the investment in series G preferred stock, Birch's board of directors approved a 10-for-1 reverse split of common stock and a recapitalization of series B, series D and series F preferred stock, which became effective upon filing our Restated Certificate of Incorporation with the Delaware Secretary of State's office on March 30, 2001. Pursuant to the recapitalization, as described in the series G preferred stock agreement, and after giving effect to the 10-for-1 reverse stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of Series F preferred stock generally converting into 1.332 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The series G preferred stock agreement permits series B and series D stockholders to purchase series G preferred stock. For each dollar an existing series B or series D stockholder invests in series G preferred stock, the stockholder will receive a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This will be accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of shares of series H or series I preferred stock, respectively. The series B and series D preferred stock conversion price adjustments generally will have the same effect as the series F preferred stock conversion price adjustment. The effects of the reverse stock split and the conversion price adjustment have not been reflected in these financial statements.

BIRCH TELECOM, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

		Additions
	Balance beginning of year	Charged to Income	Charged to other accounts	Other deductions		Balance end of year
	(In thousands)
1998
Allowance for doubtful accounts	$0	$140	$133	$(39	) (1)	$234
Valuation allowance—deferred income tax assets	$681	$5,118	$0	$0		$5,799
1999
Allowance for doubtful accounts	$234	$561	$125	$(464	) (1)	$456
Valuation allowance—deferred income tax assets	$5,799	$22,942	$0	$0		$28,741
2000
Allowance for doubtful accounts	$482	$3,796	$0	$(1,191)		$3,087
Valuation allowance—deferred income tax assets	$28,741	$56,934	$0	$0		$85,675

(1)
Accounts written off, net of recoveries.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES