Form 10-Q
period 2001-03-31
BIRCH TELECOM INC /MO
filed 2001-05-15
CIK 1057523

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 8,637,521 shares of common stock, $.001 par value, outstanding as of May 10, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BIRCH TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,424	$5,207
Pledged securities	8,054	7,947
Accounts receivable, net	17,602	16,941
Inventory	3,113	3,171
Prepaid expenses and other	3,803	4,573

Total current assets	117,996	37,839
Property and equipment	162,442	159,525
Less: accumulated depreciation	33,727	26,901

Property and equipment, net	128,715	132,624
Goodwill, net	18,744	18,956
Preferred stock issuance costs, net	—	9,653
Other intangibles, net	13,472	13,539
Other assets	2,031	2,022

Total assets	$280,958	$214,633

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$577	$929
Accounts payable	26,955	30,763
Accrued interest	5,535	2,550
Accrued salaries and wages	8,889	4,163
Accrued expenses	6,561	5,887
Deferred revenue	3,883	3,462

Total current liabilities	52,400	47,754
Senior credit facility	195,000	148,000
14% senior notes	114,757	114,749
Other long-term debt and capital lease obligations, net of current maturities	2,177	2,376
Series F redeemable preferred stock, 23,596,492 shares issued and outstanding in 2000 (stated at redemption and aggregate liquidation value)	—	127,675
Stockholders' deficit:
Series B preferred stock, 8,572,039 shares issued and outstanding	8	8
Series C preferred stock, 6,270,527 shares issued and outstanding	6	6
Series D preferred stock, 2,868,538 shares issued and outstanding	3	3
Series F preferred stock, 23,596,492 shares issued and outstanding in 2001	24	—
Series G preferred stock, 214,285,715 shares issued and outstanding in 2001	214	—
Common stock, $.001 par value, 800,000,000 and 150,000,000 shares authorized, 8,639,888 and 8,618,214 shares issued and outstanding	5	5
Warrants	337	337
Additional paid-in capital	189,582	351
Accumulated deficit	(273,355)	(226,431)

	(83,176)	(225,721)
Less receivable from stockholders	200	200

Total stockholders' deficit	(83,376)	(225,921)

Total liabilities and stockholders' deficit	$280,958	$214,633

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three months ended March 31,
	2001	2000
Revenue:
Communications services	$36,090	$21,286
Equipment sales	2,303	2,522

Total revenue	38,393	23,808
Cost of services:
Cost of communications services	23,318	15,697
Cost of equipment sales	1,450	1,639

Total cost of services	24,768	17,336

Gross margin	13,625	6,472
Selling, general and administrative expenses	43,654	21,203
Depreciation and amortization expense	9,146	4,460

Loss from operations	(39,175)	(19,191)
Interest expense	(8,134)	(4,598)
Interest income	385	446

Net loss	$(46,924)	$(23,343)

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2001	2000
Net cash used in operating activities	$(32,865)	$(20,821)
Investing activities
Purchase of property and equipment	(4,140)	(14,008)
Business acquisitions, net of cash acquired	—	(169)
Amortization of discount on pledged securities	(107)	(319)

Net cash used in investing activities	(4,247)	(14,496)
Financing activities
Proceeds from long-term debt and capital lease financing	47,000	40,406
Proceeds from issuance of preferred stock	75,000	—
Proceeds from issuance of common stock	48	7
Payment of financing costs	(4,168)	(1,709)
Repayment of long-term debt and capital lease obligations	(551)	(362)

Net cash provided by financing activities	117,329	38,342

Net increase in cash and cash equivalents	80,217	3,025
Cash and cash equivalents at beginning of period	5,207	5,053

Cash and cash equivalents at end of period	$85,424	$8,078

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisitions:
Fair value of intangible assets	$—	$169
Property and equipment additions included in accounts payable	1,947	1,556
Series D preferred stock issued for payment of preferred stock issuance costs	—	1,800
Series D preferred stock to be issued for payment of preferred stock issuance costs	—	1,200
Receivable from stockholders for common stock	—	700
Accretion of redeemable preferred stock dividends	1,375	2,250
Supplemental disclosure of cash flow information:
Cash payment for interest, net of interest capitalized of $161 in 2001 and $203 in 2000	5,310	164

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2001

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. (Birch) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Birch's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

2.  Reclassifications

    Certain items in the 2000 condensed consolidated financial statements have been reclassified to be consistent with the classification in the 2001 condensed consolidated financial statements.

3.  Capital Structure

    Since December 31, 2000, the following equity transactions occurred:

  •
  Certain mandatory redemption rights of the series F preferred stock related to senior management retention expired during February 2001. As a result, the series F preferred stock has been presented as a component of shareholders' deficit at March 31, 2001.

  •
  In March 2001, in connection with the investment in series G preferred stock, Birch's board of directors approved a 10-for-1 reverse split of our common stock. The reverse split became effective upon approval by the stockholders of a charter amendment reflecting that change. In May 2001, Birch's board of directors approved a 1-for-10 split of common stock and the stockholders approved a charter amendment reflecting the change.

  •
  In March 2001, Birch's largest shareholder purchased 214,285,715 shares of series G preferred stock for $75 million. Additionally, the company received a commitment from the same investor for up to $30 million to be received by July 31, 2001 in exchange for up to 84,714,285 shares of series G preferred stock, subject to customary closing conditions.

  •
  Following the March 2001 series G preferred stock investment, certain holders of series B and series D preferred stock purchased 10,462,494 shares of series G preferred stock for $3.6 million. Additionally, the company received commitments from the same investors to purchase 3,720,917 shares of series G preferred stock for $1.3 million.

  •
  Pursuant to the series G preferred stock purchases, Birch recapitalized all series F preferred stock and certain shares of series B and series D preferred stock. The recapitalization of series F preferred stock became effective on March 30, 2001 upon the purchase of series G preferred stock by Birch's largest shareholder. Pursuant to the recapitalization and reflecting the effect of the May 2001 stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of Series F preferred stock converting into 13.32 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The recapitalization of certain shares of series B and D preferred stock became effective upon the purchase of series G preferred stock by the holders of those shares of series B and series D preferred stock. For each dollar an existing series B or series D stockholder invested in series G preferred stock, the stockholder received a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This recapitalization was accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of series H or series I preferred stock, respectively. The series B and series D conversion price adjustments have a similar effect as the series F preferred stock conversion price adjustment.

4.  Senior Credit Facility

    The senior credit facility contains certain financial and operational covenants with which Birch must comply. On March 30, 2001, Birch amended certain terms of the senior credit facility, primarily financial covenants, in conjunction with the $75 million investment in series G preferred stock. Birch was in compliance with these amended covenants as of March 31, 2001.

5.  Going Concern

    Birch has incurred net losses of $46.9 million for the quarter ended March 31, 2001 and $146.6 million for the year ended December 31, 2000. The net cash used in operating activities was $32.9 million for the quarter ended March 31, 2001 and $115.1 for the year ended December 31, 2000. Since its inception, Birch has operated as a competitive telecommunications provider in select markets of certain incumbent local exchange carrier territories (primarily Southwestern Bell). Birch has financed its operating losses, which are primarily due to compensation of its workforce and costs to enter its targeted service areas, principally through the issuance of $115 million of senior notes, borrowings of $195 million on the senior credit facility and the issuance of $110 million of series F preferred stock and $75 million of series G preferred stock. At March 31, 2001 and December 31, 2000, Birch's outstanding debt amounted to $311.9 million and $265.1 million, respectively.

    As discussed in Note 3, Birch's largest shareholder has committed to purchase an additional $30 million of series G preferred stock by July 31, 2001. According to cash projections prepared by Birch, existing cash and securities together with the additional series G preferred stock investment will be sufficient to fund Birch through the end of 2001.

    Birch has initiated a number of cost saving initiatives, including the severance of 138 employees in November 2000 and 308 employees in February 2001. Management believes that the projected growth in revenues coupled with cost reductions provides Birch with a business plan which will significantly improve operating results.

    While there is no guarantee that operating results will meet projections, it does appear that the funding discussed above will allow Birch to continue to operate as a going concern through 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

    Revenue.  Revenue increased 61.3% to $38.4 million for the 2001 period compared to $23.8 million for the 2000 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. As a percentage of total revenue, communications services were 94.0% for the 2001 period and 89.4% for the 2000 period, and equipment sales were 6.0% for the 2001 period and 10.6% for the 2000 period.

    Cost of services.  Cost of services increased 42.9% to $24.8 million for the 2001 period compared to $17.3 million for the 2000 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 110.5% to $13.6 million (35.5% of revenue) for 2001 compared to $6.5 million (27.2% of revenue) for 2000. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based local services as compared to resold services in the 2000 period. At March 31, 2001, 79% of our access lines were facility-based compared to 46% at March 31, 2000. Additionally, long-distance margins increased despite pricing pressure.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 105.9% to $43.7 million for the 2001 period compared to $21.2 million for the 2000 period primarily due to higher employee headcount, which affected wages, benefits and other personnel costs. We had 1,435 employees at March 31, 2001 compared to 1,130 employees at March 31, 2000. The following activities affected employee headcount and, in turn, increased wages, rent, marketing, internal communications and information technology expense among other expenses:

  •
  supporting and attracting customers in new and existing markets;

  •
  market launches in Texas and Oklahoma;

  •
  preparation for market launches in the BellSouth region; and

  •
  launching dedicated subscriber line services in Southwestern Bell markets.

    Professional services increased primarily due to outsourcing certain back office functions and consulting fees related to our network. Bad debt expense increased as a result of increased revenue. Non-recurring expenses of $4.2 million were charged to operations during the 2001 period, consisting of $3.6 million of severance pay related to the February 2001 reduction in workforce and $600,000 related to loss on disposition of certain lease hold improvements abandoned in conjunction with the reduction in workforce.

    EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 103.8% to a loss of $30.0 million for the 2001 period compared to a loss of $14.7 million for the 2000 period.

    Depreciation and amortization.  Depreciation and amortization increased 105.1% to $9.1 million for the 2001 period compared to $4.5 million for the 2000 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest.  Interest expense increased 76.9% to $8.1 million for the 2001 period compared to $4.6 million for the 2000 period. The increase in interest expense was primarily a result of borrowings on our senior credit facility. Interest income decreased 13.7% to $385,000 for the 2001 period compared to $446,000 for the 2000 period. The decrease in interest income is primarily related to the maturity and sale of $16.1 million of pledged securities for the payment of interest on the 14% senior notes.

    Net loss.  Net loss increased 101.0% to $46.9 million for the 2001 period compared to $23.3 million for the 2000 period.

Liquidity and Capital Resources

    Our total assets increased to $281.0 million at March 31, 2001 from $214.6 million at December 31, 2000. This increase was primarily the result of an increase in cash and equivalents from the receipt of funds from an additional equity investment by our largest shareholder on March 30, 2001.

    At March 31, 2001, our current assets of $118.0 million exceeded our current liabilities of $52.4 million, resulting in working capital of $65.6 million and a $75.5 million increase compared to negative working capital of $9.9 million at December 31, 2000. At December 31, 2000, our current liabilities of $47.8 million exceeded current assets of $37.8 million. The increase in working capital was primarily attributable to the receipt of funds from an additional equity investment from our largest shareholder. Pledged securities to satisfy interest payments on our senior notes amounted to $8.1 million at March 31, 2001 and $7.9 million at December 31, 2000.

    Operating Activities.  Net cash used in operating activities was $32.9 million for the 2001 period compared to $20.8 million for the 2000 period. Net cash used in operating activities was primarily used to fund our net losses of $46.9 million for the 2001 period and $23.3 million for the 2000 period.

    Investing Activities.  Net cash used in investing activities was $4.2 million for the 2001 period compared to $14.5 million for the 2000 period. Net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office, totaling $4.1 million in the 2001 period and $14.0 million in the 2000 period.

    Financing Activities.  Net cash provided by financing activities was $117.3 million for the 2001 period compared to $38.3 million for the 2000 period. In the 2001 period, net cash provided by financing activities was primarily from $71.7 million in net proceeds from the issuance of series G preferred stock and $47.0 million in borrowings on our senior credit facility. In the 2000 period, net cash provided by financing activities was primarily from $40.4 million in proceeds from borrowings on our senior credit facility.

    The development and expansion of our business will continue to require significant capital to fund capital expenditures, working capital and debt service and will generate negative operating cash flows. Our principal capital expenditure requirements may include:

  •
  the maintenance of our operations support systems and automated back office systems; and

  •
  the purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks.

    As of May 2001, 150 collocations were placed in service for our recently completed DSL network. We do not believe that we will continue to incur additional significant capital expenditures for our DSL buildout in the short term now that we have commenced DSL service in the Southwestern Bell region. At the present time, we do not intend to provide DSL service via our own network to the BellSouth region; however, we may offer DSL service to our BellSouth customers through a wholesale arrangement. We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures.

    Our business plan calls for us to offer our services in additional markets. Recently, we began serving the BellSouth region and expect to complete our expansion into that region by the end of the second quarter 2001, adding a total of 14 markets within the region. We will evaluate opportunities in other markets depending on market conditions and availability of capital. We currently estimate that the cash required to fund capital expenditures will be approximately $15.0 to $25.0 million annually for both 2001 and 2002, consisting primarily of purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks. Our financial covenants under our senior credit facility restrict the amount of capital expenditures that we may incur in a given year. The maximum we may spend under the covenant is $25.0 million annually in 2001 through 2003 and $35.0 million annually in 2004 through 2006.

    In March 2001, Birch's largest shareholder purchased 214,285,715 shares of series G preferred stock for $75 million. Additionally, the company received a commitment from the same investor for up to $30 million to be received by July 31, 2001 in exchange for up to 84,714,285 shares of series G preferred stock, subject to customary closing conditions. Following the March 2001 series G preferred stock investment, certain holders of series B and series D preferred stock purchased 10,462,494 shares of series G preferred stock for $3.6 million. Additionally, the company received commitments from the same investors to purchase 3,720,917 shares of series G preferred stock for $1.3 million. Pursuant to the series G preferred stock purchases, Birch recapitalized our series F preferred stock and certain shares of their series B and series D preferred stock. The recapitalization of series F preferred stock became effective on March 30, 2001 upon the purchase of series G preferred stock by Birch's largest shareholder. Pursuant to the recapitalization and reflecting the effect of the May 2001 stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of Series F preferred stock converting into 13.32 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The recapitalization of certain shares of series B and D preferred stock became effective upon the purchase of series G preferred stock by the holders of those shares of series B and series D preferred stock. For each dollar an existing series B or series D stockholder invested in series G preferred stock, the stockholder received a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This recapitalization was accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of series H or series I preferred stock, respectively. The series B and series D conversion price adjustments have a similar effect as the series F preferred stock conversion price adjustment. The effects of the series G preferred stock purchase by the series B and D stockholders and the recapitalization have not been reflected in this filing.

    The additional equity we have secured, together with our current resources, should be sufficient to fully fund our current business plan. However, we cannot insure that we won't need additional financing. If additional equity financing is necessary, the ownership interests represented by the common stock will be diluted. If we were to instead decide to raise additional funds through incurring debt, our interest expense obligations would increase, our debt to equity ratio would weaken and we may become subject to additional or more restrictive covenants. In addition, the terms of our senior credit facility and our senior notes each restrict our ability to obtain additional debt financing. In the event that we are unable to obtain additional capital or to obtain it on acceptable terms or in sufficient amounts, we would be in default with our senior credit facility agreement and may be required to delay the development of our network and business plans or take other actions that could materially and adversely affect our business, operating results and financial condition, including the liquidation of our assets. These conditions make us vulnerable to acquisition by another company, given the difficulty of obtaining financing in the current market, devaluation of technology companies and the consolidations we have been experiencing in the industry.

Recently Issued Accounting Standards

    In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: An Amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities that have caused application difficulties since the issuance of SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Birch was required to adopt SFAS No. 138 concurrently with SFAS No. 133. SFAS No. 133 became effective for our consolidated financial statements beginning January 1, 2001. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on Birch's consolidated financial statements.

Forward-Looking Statements

    Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth and expenditures, expansion strategy, debt refinancing and equity offerings. The forward-looking statements are subject to risks, uncertainties and assumptions, and actual results may differ materially from anticipated results described in these forward-looking statements. The factors that could cause actual results to differ materially include, but are not limited to, revision of expansion plans, availability of financing, changes in laws and regulations, the number of potential customers in a target market, the existence of strategic alliances or relationships, technological or other developments in our business, changes in the competitive climate in which we operate, overall economic trends including interest rate and foreign currency trends, stock market activity, litigation, the emergence of future opportunities and other factors more fully described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on April 2, 2001 and which is incorporated herein by reference. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes in our exposure to certain market risks have occurred from the discussion contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," filed as part of our annual report on Form 10-K for the year ended December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not a party to any legal proceedings that, if decided adversely, would have a material adverse effect on our business or financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Since December 31, 2000, we have issued and sold unregistered securities as follows:

  •
  On March 30, 2001, BTI Ventures, L.L.C. purchased 214,285,715 shares of series G preferred stock for $75 million.

  •
  Following the March 30, 2001 series G preferred stock investment, certain holders of our series B and series D preferred stock purchased 10,462,494 shares of series G preferred stock for $3.6 million.

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

  For: 70,142,097
  Against: 0
  Withheld: 12,644,514

    On March 28, 2001, in connection with the proposed purchase of series G preferred stock by BTI Ventures, L.L.C., an affiliate of KKR, we obtained the written consent of our stockholders to amend our Restated Certificate of Incorporation to, among other things, increase the amount of our authorized stock, create series G preferred stock, series H preferred stock and series I preferred stock, effect a 10-for-1 reverse split of our common stock and de-classify our board of directors. Our stockholders approved the amendments to our Restated Certificate of Incorporation. The stockholders also approved an amendment to our Amended and Restated Purchasers Rights Agreement.

  For: 73,798,638
  Against: 0
  Withheld: 8,987,973

    On May 10, 2001, we obtained the written consent of our stockholders to amend our Restated Certificate of Incorporation to, among other things, effect a 1-for-10 split of our common. Our stockholders approved the amendment to our Restated Certificate of Incorporation.

  For: 261,746,201
  Against: 0
  Withheld: 45,786,664

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The following exhibits are included herein:

Exhibit No	Description
10.45	Restated By-Laws of Birch Telecom, Inc. dated January 31, 2001
10.46	Series G Preferred Stock Purchase Agreement dated March 26, 2001
10.47	Amended and Restated Purchasers Rights Agreement dated March 26, 2001
10.48	Recapitalization Agreement dated April 16, 2001
10.49	Recapitalization Agreement dated May 8, 2001
10.50	Restated Certificate of Incorporation dated May 10, 2001
10.51	Amendment No. 2 dated March 30, 2001 to the senior credit agreement.
  (b)
  Reports on Form 8-K.

    On April 6, 2001 we filed Form 8-K with respect to the closing of an equity investment and operating results for the 4th quarter and year-end 2000. We attached a copy of our press release issued March 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      BIRCH TELECOM, INC.
                      (Registrant)

DATE: MAY 15, 2001

                      BY: /s/ DAVID M. HOLLINGSWORTH

                      DAVID M. HOLLINGSWORTH,
                      ACTING CHIEF FINANCIAL OFFICER AND
                      SENIOR VICE PRESIDENT—ENGINEERING AND OPERATIONS

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
BIRCH TELECOM, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
BIRCH TELECOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands)
BIRCH TELECOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
BIRCH TELECOM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Three Months Ended March 31, 2001
PART II—OTHER INFORMATION