Form 10-Q
period 2001-06-30
BIRCH TELECOM INC /MO
filed 2001-08-14
CIK 1057523

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 8,641,631 shares of common stock, $.001 par value, outstanding as of August 10, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BIRCH TELECOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,290	$5,207
Pledged securities	—	7,947
Accounts receivable, net	21,381	16,941
Inventory	2,767	3,171
Prepaid expenses and other	2,846	4,573

Total current assets	74,284	37,839
Property and equipment	166,414	159,525
Less: accumulated depreciation	41,206	26,901

Property and equipment, net	125,208	132,624
Goodwill, net	18,619	18,956
Preferred stock issuance costs, net	—	9,653
Other intangibles, net	12,178	13,539
Other assets	1,756	2,022

Total assets	$232,045	$214,633

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$966	$929
Accounts payable	14,505	30,763
Accrued interest	1,325	2,550
Accrued salaries and wages	5,191	4,163
Accrued expenses	7,984	5,887
Deferred revenue	4,469	3,462

Total current liabilities	34,440	47,754
Senior credit facility	195,000	148,000
14% senior notes	114,765	114,749
Other long-term debt and capital lease obligations, net of current maturities	2,801	2,376
Series F redeemable preferred stock, 23,596,492 shares issued and outstanding in 2000 (stated at redemption and aggregate liquidation value)	—	127,675
Stockholders' deficit:
Series B preferred stock, 7,860,813 and 8,572,039 shares issued and outstanding	8	8
Series C preferred stock, 6,270,527 shares issued and outstanding	6	6
Series D preferred stock, 2,296,239 and 2,868,538 shares issued and outstanding	2	3
Series F preferred stock, 23,596,492 shares issued and outstanding in 2001	24	—
Series G preferred stock, 224,748,209 shares issued and outstanding in 2001	224	—
Series H preferred stock, 711,226 shares issued and outstanding in 2001	1	—
Series I preferred stock, 572,299 shares issued and outstanding in 2001	1	—
Common stock, $.001 par value, 800,000,000 and 150,000,000 shares authorized, 8,641,631 and 8,618,214 shares issued and outstanding	5	5
Warrants	337	337
Additional paid-in capital	192,494	351
Accumulated deficit	(307,863)	(226,431)

	(114,761)	(225,721)
Less receivable from stockholders	200	200

Total stockholders' deficit	(114,961)	(225,921)

Total liabilities and stockholders' deficit	$232,045	$214,633

See accompanying notes to condensed consolidated financial statements.

\

BIRCH TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Communications services	$41,270	$25,484	$77,360	$46,770
Equipment sales	1,870	2,206	4,173	4,728

Total revenue	43,140	27,690	81,533	51,498
Cost of services:
Cost of communications services	25,462	18,952	48,781	34,649
Cost of equipment sales	1,233	1,434	2,683	3,073

Total cost of services	26,695	20,386	51,464	37,722

Gross margin	16,445	7,304	30,069	13,776
Selling, general and administrative expenses	34,037	30,162	77,691	51,365
Depreciation and amortization expense	9,351	5,423	18,496	9,883

Loss from operations	(26,943)	(28,281)	(66,118)	(47,472)
Interest expense	(8,413)	(5,378)	(16,548)	(9,976)
Interest income	848	831	1,234	1,277

Net loss	$(34,508)	$(32,828)	$(81,432)	$(56,171)

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2001	2000
Operating Activities
Net Loss	$(81,432)	$(56,171)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	18,496	9,883
Provision for losses on accounts receivable	1,409	1,165
Other	689	(1)
Changes in operating assets and liabilities:
Accounts receivable	(5,849)	(4,701)
Inventory	404	(172)
Prepaid expenses	1,727	(1,067)
Intangibles	(1,298)	(2,763)
Other assets	266	(2,105)
Accounts payable	(16,258)	(5,341)
Accrued expenses	2,908	428

Net cash used in operating activities	(78,938)	(60,845)
Investing activities
Purchase of property and equipment	(6,714)	(35,357)
Maturity of pledged securities	8,115	8,050
Amortization of discount on pledged securities	(168)	(622)
Other	(88)	(400)

Net cash provided by (used in) investing activities	1,145	(28,329)
Financing activities
Proceeds from long-term debt and capital lease financing	47,000	50,000
Proceeds from issuance of preferred stock	78,662	50,000
Proceeds from issuance of common stock	56	18
Payment of financing costs	(4,914)	(1,752)
Repayment of long-term debt and capital lease obligations	(928)	(10,849)

Net cash provided by financing activities	119,876	87,417

Net increase (decrease) in cash and cash equivalents	42,083	(1,757)
Cash and cash equivalents at beginning of period	5,207	5,673

Cash and cash equivalents at end of period	$47,290	$3,916

Supplementary schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable	$95	$2,503
Property and equipment acquired through capital lease obligations	1,388	1,173
Series D preferred stock issued for payment of preferred stock issuance costs	—	3,000
Receivable from stockholders for common stock	—	700
Accretion of redeemable preferred stock dividends	1,375	3,625
Supplemental disclosure of cash flow information:
Cash payment for interest, net of interest capitalized of $231 in 2001 and $731 in 2000	18,004	9,902

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Six Months Ended June 30, 2001

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. (Birch) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Birch's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

2.  Reclassifications

    Certain items in the 2000 condensed consolidated financial statements have been reclassified to be consistent with the classification in the 2001 condensed consolidated financial statements.

3.  Capital Structure

    Since December 31, 2000, the following equity transactions occurred:

  Certain mandatory redemption rights of the series F preferred stock related to senior management retention expired during February 2001. As a result, the series F preferred stock has been presented as a component of stockholders' deficit at June 30, 2001.

  In March 2001, in connection with the investment in series G preferred stock, Birch's board of directors approved a 10-for-1 reverse split of our common stock. The reverse split became effective upon approval by the stockholders of a charter amendment reflecting that change. In May 2001, Birch's board of directors approved a 10-for-1 split of common stock and the stockholders approved a charter amendment reflecting the change.

  In March 2001, Birch's largest stockholder purchased 214,285,715 shares of series G preferred stock for $75 million.

  Following the March 2001 series G preferred stock investment, certain holders of series B and series D preferred stock purchased 10,462,494 shares of series G preferred stock for $3.7 million.

  In July 2001, Birch's largest stockholder purchased an additional 71,530,874 shares of series G preferred stock for $25 million, and certain holders of series B and series D preferred stock purchased an additional 3,720,917 shares of series G preferred stock for $1.3 million.

  Pursuant to the series G preferred stock purchases, Birch recapitalized all series F preferred stock and certain shares of series B and series D preferred stock. The recapitalization of series F preferred stock became effective on March 30, 2001 upon the purchase of series G preferred stock by Birch's largest stockholder. Pursuant to the recapitalization and reflecting the effect of the May 2001 stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of Series F preferred stock converting into 13.32 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The recapitalization of certain shares of series B and D preferred stock became effective upon the purchase of series G preferred stock by the holders of those shares of series B and series D preferred stock. For each dollar an existing series B or series D stockholder invested in series G preferred stock, the stockholder received a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This recapitalization was accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of series H or series I preferred stock, respectively. The series B and series D conversion price adjustments have a similar effect as the series F preferred stock conversion price adjustment.

  In May 2001, Birch's board of directors adopted the 2001 Equity Participation Plan that authorizes 130,500,000 shares to be granted. On July 19, 2001, Birch granted options to purchase approximately 113,000,000 shares of common stock to employees with strike prices ranging from $.10 to $4.00, subject to vesting periods ranging from immediate to April 1, 2005.

4.  Senior Credit Facility

    The senior credit facility contains certain financial and operational covenants with which Birch must comply. On March 30, 2001, Birch amended certain terms of the senior credit facility, primarily financial covenants, in conjunction with the investment in series G preferred stock. Birch was in compliance with these amended covenants as of June 30, 2001.

5.  Going Concern

    Birch has incurred net losses of $34.5 million and $81.4 million for the three months and six months ended June 30, 2001, respectively and $146.6 million for the year ended December 31, 2000. The net cash used in operating activities was $78.9 million for the six months ended June 30, 2001 and $115.1 for the year ended December 31, 2000. Since its inception, Birch has operated as a competitive telecommunications provider in select markets of certain incumbent local exchange carrier territories (primarily Southwestern Bell). Birch has financed its operating losses, which are primarily due to compensation of its workforce and costs to enter its targeted service areas, principally through the issuance of $115 million of senior notes, borrowings of $195 million on the senior credit facility and the issuance of $110 million of series F preferred stock and $78.7 million of series G preferred stock. At June 30, 2001 and December 31, 2000, Birch's outstanding debt amounted to $312.6 million and $265.1 million, respectively.

    According to cash projections prepared by Birch, existing cash and securities at June 30, 2001 together with the additional series G preferred stock investment received in July, will be sufficient to fund Birch through the end of 2001.

    Birch initiated a number of cost saving initiatives during the fourth quarter of 2000 and the first quarter of 2001, including the severance of 138 employees in November 2000 and 308 employees in February 2001. Along with the reduction in salaries, wages and related charges, Birch is developing alternate sales channels which should help our cost of acquiring a customer. Management believes that the projected growth in revenues coupled with cost reductions provides Birch with a business plan which will significantly improve operating results.

    While there is no guarantee that operating results will meet projections, it does appear that the funding discussed above will allow Birch to continue to operate as a going concern through 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

    Revenue.  Revenue increased 55.8% to $43.1 million for the 2001 period compared to $27.7 million for the 2000 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. As a percentage of total revenue, communications services were 95.7% for the 2001 period and 92.0% for the 2000 period, and equipment sales were 4.3% for the 2001 period and 8.0% for the 2000 period.

    Cost of services.  Cost of services increased 30.9% to $26.7 million for the 2001 period compared to $20.4 million for the 2000 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 125.2% to $16.4 million (38.1% of revenue) for 2001 compared to $7.3 million (26.4% of revenue) for 2000. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based (UNE-P) local services as compared to resold services in the 2000 period. At June 30, 2001, 82.8% of our access lines were facility-based (UNE-P) compared to 58.0% at June 30, 2000. Additionally, long-distance margins increased despite pricing pressure.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 12.8% to $34.0 million for the 2001 period compared to $30.2 million for the 2000 period primarily due to the buildout and market launch of the BellSouth Sales Division, a significantly increased customer base which increases billing costs and customer operations and the costs associated with the operations of our DSL network. We had 1,435 employees at June, 2001 compared to 1,484 employees at June 30, 2000.

    Professional services declined due to the completion of many of our back office functions and using internal resources to reduce consulting fees related to our network. Bad debt expense increased as a result of increased revenue.

    EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 23.0% to a loss of $17.6 million for the 2001 period compared to a loss of $22.8 million for the 2000 period.

    Depreciation and amortization.  Depreciation and amortization increased 72.4% to $9.4 million for the 2001 period compared to $5.4 million for the 2000 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest.  Interest expense increased 56.4% to $8.4 million for the 2001 period compared to $5.4 million for the 2000 period. The increase in interest expense was primarily a result of increased borrowings on our senior credit facility. Interest income increased 2.0% to $848,000 for the 2001 period compared to $831,000 for the 2000 period.

    Net loss.  Net loss increased 5.1% to $34.5 million for the 2001 period compared to $32.8 million for the 2000 period.

  Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

    Revenue.  Revenue increased 58.3% to $81.5 million for the 2001 period compared to $51.5 million for the 2000 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. As a percentage of total revenue, communications services were 94.9% for the 2001 period and 90.8% for the 2000 period, and equipment sales were 5.1% for the 2001 period and 9.2% for the 2000 period.

    Cost of services.  Cost of services increased 36.4% to $51.5 million for the 2001 period compared to $37.7 million for the 2000 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 118.3% to $30.1 million (36.9% of revenue) for 2001 compared to $13.8 million (26.8% of revenue) for 2000. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based (UNE-P) local services as compared to resold services in the 2000 period. At June 30, 2001, 82.8% of our access lines were facility-based (UNE-P) compared to 58.0% at June 30, 2000. Additionally, long-distance margins increased despite pricing pressure.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 51.3% to $77.7 million for the 2001 period compared to $51.4 million for the 2000 period primarily due to the buildout and market launch of the BellSouth Sales Division, a significantly increased customer base which increase costs to bill and the costs associated with the operations of our DSL network. Non-recurring expenses of $4.2 million were charged to operations during the 2001 period, consisting of $3.6 million in severance pay related to the February 2001 reduction in workforce and $600,000 related to loss on disposition of certain leasehold improvements abandoned in conjunction with the reduction in force. We had 1,435 employees at June, 2001 compared to 1,484 employees at June 30, 2000.

    Professional services increased because certain back office functions were not started until late in the second quarter of 2000, completion of many of our back office functions occurred during the last quarter of 2000 and the first quarter of 2001. Bad debt expense increased as a result of increased revenue.

    EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, decreased 26.7% to a loss of $47.6 million for the 2001 period compared to a loss of $37.6 million for the 2000 period.

    Depreciation and amortization.  Depreciation and amortization increased 87.1% to $18.5 million for the 2001 period compared to $9.9 million for the 2000 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest.  Interest expense increased 65.9% to $16.5 million for the 2001 period compared to $10.0 million for the 2000 period. The increase in interest expense was primarily a result of increased borrowings on our senior credit facility. Interest income decreased 3.4% to $1.2 million for the 2001 period compared to $1.3 million for the 2000 period.

    Net loss.  Net loss increased 45.0% to $81.4 million for the 2001 period compared to $56.2 million for the 2000 period.

Liquidity and Capital Resources

    Our total assets increased to $232.0 million at June 30, 2001 from $214.6 million at December 31, 2000. This increase was primarily the result of an increase in cash and equivalents from the receipt of funds from an additional equity investment by our largest stockholder on March 30, 2001. Also, our accounts receivable increased as a result of increased billings. These increases were partially offset by the reclassification of Preferred Stock Issuance Costs that were reclassified to Additional Paid In Capital as discussed in Note 3 to the financial statements and the maturity of pledged securities which are restricted for payment of the semi-annual interest on our 14% Senior Notes.

    At June 30, 2001, our current assets of $74.3 million exceeded our current liabilities of $34.4 million, resulting in working capital of $39.8 million and a $49.8 million increase compared to negative working capital of $9.9 million at December 31, 2000. At December 31, 2000, our current liabilities of $47.8 million exceeded current assets of $37.8 million. The increase in working capital was primarily attributable to the receipt of funds from an additional equity investment from our largest stockholder. Also, our accounts receivable increased from related billing increases and our accounts payable decreased significantly associated with the reduction in capital spending.

    Operating Activities.  Net cash used in operating activities was $78.9 million for the 2001 period compared to $60.8 million for the 2000 period. Net cash used in operating activities was primarily used to fund our net losses of $81.4 million for the 2001 period and $56.2 million for the 2000 period.

    Investing Activities.  Net cash provided by (used in) investing activities was $1.1 million for the 2001 period compared to $(28.3) million for the 2000 period. For the 2001 period, net cash provided by investing activities was derived from the maturity of our pledged securities. This amount was offset primarily by capital expenditures to support our network and back office systems. For the 2000 period net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office.

    Financing Activities.  Net cash provided by financing activities was $119.9 million for the 2001 period compared to $87.4 million for the 2000 period. In the 2001 period, net cash provided by financing activities was primarily from $73.7 million in net proceeds from the issuance of series G preferred stock and $47.0 million in borrowings on our senior credit facility. In the 2000 period, net cash provided by financing activities was primarily from $47.5 million in net proceeds from the issuance of series F preferred stock and from $50 million in proceeds from borrowings on our senior credit facility.

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

    We have 150 collocations in service for our recently completed DSL network. We do not believe that we will continue to incur additional significant capital expenditures for our DSL buildout in the short term now that we have commenced DSL service in the Southwestern Bell region. At the present time, we do not intend to provide DSL service via our own network to the BellSouth region; however, we may offer DSL service to our BellSouth customers through a wholesale arrangement. We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures.

    Our business plan called for us to expand our services into the BellSouth region during the first and second quarters of 2001. We began serving the BellSouth region during the first quarter of 2001 and completed our expansion into that region during the second quarter 2001, adding a total of 14 markets within the region. We will evaluate opportunities in other markets depending on market conditions and availability of capital. We currently estimate that the cash required to fund capital expenditures will be approximately $15.0 to $25.0 million annually for both 2001 and 2002, consisting primarily of purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks. Our financial covenants under our senior credit facility restrict the amount of capital expenditures that we may incur in a given year. The maximum we may spend under the covenant is $25.0 million annually in 2001 through 2003 and $35.0 million annually in 2004 through 2006.

    In March 2001, Birch's largest stockholder purchased 214,285,715 shares of series G preferred stock for $75 million. Following the March 2001 series G preferred stock investment, certain holders of series B and series D preferred stock purchased 10,462,494 shares of series G preferred stock for $3.7 million. In July 2001, Birch's largest stockholder purchased 71,530,874 shares of series G preferred stock for $25 million, and certain holders of series B and series D preferred stock purchased an additional 3,270,917 shares of series G preferred stock for $1.3 million. Pursuant to the series G preferred stock purchases, Birch recapitalized the series F preferred stock and certain shares of their series B and series D preferred stock. The recapitalization of series F preferred stock became effective on March 30, 2001 upon the purchase of series G preferred stock by Birch's largest stockholder. Pursuant to the recapitalization and reflecting the effect of the May 2001 stock split, the conversion price for the series F preferred stock will be adjusted, resulting in each share of Series F preferred stock converting into 13.32 shares of common stock in the event that the series F preferred stock elects to convert into common stock. The recapitalization of certain shares of series B and D preferred stock became effective upon the purchase of series G preferred stock by the holders of those shares of series B and series D preferred stock. For each dollar an existing series B or series D stockholder invested in series G preferred stock, the stockholder received a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. This recapitalization was accomplished through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of series H or series I preferred stock, respectively. The series B and series D conversion price adjustments have a similar effect as the series F preferred stock conversion price adjustment. The effects of the July 2001 series G preferred stock purchases and related recapitalizations have not been reflected in this filing.

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

    The Company and/or its affiliates, including entities related to Kohlberg Kravis Roberts & Co., L.P., may from time to time, depending on market conditions, purchase the 14% Senior Notes previously issued by the Company in the open market, or by other means.

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

    Statement No. 141 supercedes the Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." This statement requires accounting for all business combinations using the purchase method and is effective for all business combinations initiated after June 30, 2001.

    Statement No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and addresses how purchased intangibles should be accounted for upon acquisition. The statement proscribes the necessary accounting for both identifiable intangibles and goodwill after initial recognition. Amortization of goodwill will cease upon adoption of this statement and periodic impairment testing of all intangibles will be required. Birch is currently assessing the impact of this standard and expects to complete that assessment by year-end 2001. This statement is effective for fiscal years beginning after December 15, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Since December 31, 2000, we have issued and sold unregistered securities as follows:

  •
  On March 30, 2001, BTI Ventures, L.L.C. purchased 214,285,715 shares of series G preferred stock for $75 million.

  •
  Following the March 30, 2001 series G preferred stock investment, certain holders of our series B and series D preferred stock purchased 10,462,494 shares of series G preferred stock for $3.7 million.

  •
  In July 2001, BTI Ventures, L.L.C. purchased 71,530,874 shares of series G preferred stock for $25 million, and certain holders of series B and series D preferred stock purchased an additional 3,270,917 shares of series G preferred stock for $1.3 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On May 10, 2001, we obtained the written consent of our stockholders to amend our Restated Certificate of Incorporation to, among other things, effect a 10-for-1 split of our common stock. Our stockholders approved the amendment to our Restated Certificate of Incorporation.

For:	261,746,201
Against:	0
Withheld:	45,786,664

    On July 19, 2001, we obtained the written consent of our stockholders to amend our Restated Certificate of Incorporation to increase our authorized stock from 1,200,000,000 to 1,250,000,000 and to adopt the 2001 Equity Participation Plan of Birch Telecom, Inc. and the First Amendment to the 2001 Equity Participation Plan of Birch Telecom, Inc. Our stockholders approved the amendment to our Restated Certificate of Incorporation and adopted the 2001 Equity Participation Plan and the First Amendment to the Plan.

For:	261,746,201
Against:	0
Withheld:	45,783,733

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are included herein:

Exhibit No.	Description
10.52	Restated Certificate of Incorporation dated July 19, 2001
10.53	2001 Equity Participation Plan of Birch Telecom, Inc.
10.54	First Amendment to the 2001 Equity Participation Plan of Birch Telecom, Inc.
10.55	Amendment (Pricing) to Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Kansas, Inc., effective April 23, 2001.
10.56	Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and Birch Telecom of Missouri, Inc., effective April 18, 2001.
10.57	Amendment (applicable to Georgia only) to Interconnection agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between BellSouth Telecommunications, Inc. and Birch Telecom of the South, Inc., effective June 12, 2001.

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

BIRCH TELECOM, INC. (REGISTRANT)
Date: August 14, 2001	By:	/s/ DAVID M. HOLLINGSWORTH David M. Hollingsworth, Chief Financial Officer and Senior Vice President—Engineering and Operations

QuickLinks

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)  Three Months Ended June 30 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE