Form 10-Q
period 2001-09-30
BIRCH TELECOM INC /MO
filed 2001-11-14
CIK 1057523

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-62797

BIRCH TELECOM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1766929 (IRS Employer Identification No.)
2020 Baltimore Avenue Kansas City, Missouri (Address of principal executive offices)	64108 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 8,650,057 shares of common stock, $.001 par value, outstanding as of November 9, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BIRCH TELECOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,125	$5,207
Pledged securities	—	7,947
Accounts receivable, net	22,232	16,941
Inventory	2,558	3,171
Prepaid expenses and other	3,001	4,573

Total current assets	85,916	37,839
Property and equipment	167,002	159,525
Less: accumulated depreciation	47,133	26,901

Property and equipment, net	119,869	132,624
Goodwill, net	18,420	18,956
Preferred stock issuance costs, net	—	9,653
Other intangibles, net	11,414	13,539
Other assets	2,557	2,022

Total assets	$238,176	$214,633

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$817	$929
Accounts payable	19,545	30,763
Accrued interest	5,363	2,550
Accrued salaries and wages	5,954	4,163
Accrued expenses	8,596	5,887
Deferred revenue	4,963	3,462

Total current liabilities	45,238	47,754
Senior credit facility	195,000	148,000
14% senior notes	114,774	114,749
Other long-term debt and capital lease obligations, net of current maturities	2,580	2,376
Series F redeemable preferred stock, 23,596,492 shares issued and outstanding in 2000 (stated at redemption and aggregate liquidation value)	—	127,675
Stockholders' deficit:
Series B preferred stock, 7,558,826 and 8,572,039 shares issued and outstanding	8	8
Series C preferred stock, 6,270,527 shares issued and outstanding	6	6
Series D preferred stock, 2,109,843 and 2,868,538 shares issued and outstanding	2	3
Series F preferred stock, 23,596,492 shares issued and outstanding in 2001	24	—
Series G preferred stock, 300,000,000 shares issued and outstanding in 2001	300	—
Series H preferred stock, 1,013,213 shares issued and outstanding in 2001	1	—
Series I preferred stock, 758,695 shares issued and outstanding in 2001	1	—
Common stock, $.001 par value, 800,000,000 and 150,000,000 shares authorized, 8,646,226 and 8,618,214 shares issued and outstanding	5	5
Warrants	337	337
Additional paid-in capital	218,018	351
Accumulated deficit	(337,918)	(226,431)

	(119,216)	(225,721)
Less receivable from stockholders	200	200

Total stockholders' deficit	(119,416)	(225,921)

Total liabilities and stockholders' deficit	$238,176	$214,633

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Communications services	$46,335	$30,110	$123,695	$76,880
Equipment sales	1,464	2,261	5,637	6,989

Total revenue	47,799	32,371	129,332	83,869
Cost of services:
Cost of communications services	27,060	20,097	75,840	54,746
Cost of equipment sales	924	1,470	3,607	4,543

Total cost of services	27,984	21,567	79,447	59,289

Gross margin	19,815	10,804	49,885	24,580
Selling, general and administrative expenses	32,936	41,576	110,628	92,941
Depreciation and amortization expense	9,514	6,703	28,010	16,586

Loss from operations	(22,635)	(37,475)	(88,753)	(84,947)
Interest expense	(7,995)	(5,463)	(24,543)	(15,439)
Interest income	575	405	1,809	1,682

Net loss	$(30,055)	$(42,533)	$(111,487)	$(98,704)

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Operating Activities
Net Loss	$(111,487)	$(98,704)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	28,010	16,586
Provision for losses on accounts receivable	2,128	1,952
Other	1,350	281
Changes in operating assets and liabilities:
Accounts receivable	(7,419)	(8,778)
Inventory	613	(37)
Prepaid expenses	1,572	(2,660)
Intangibles	(2,263)	(3,287)
Other assets	(535)	(1,852)
Accounts payable	(11,218)	6,794
Accrued expenses	8,814	9,019

Net cash used in operating activities	(90,435)	(80,686)
Investing activities
Purchase of property and equipment	(9,547)	(67,450)
Maturity of pledged securities	8,115	8,439
Amortization of discount on pledged securities	(168)	(838)
Other	(102)	(453)

Net cash used in investing activities	(1,702)	(60,302)
Financing activities
Proceeds from long-term debt and capital lease financing	47,000	118,000
Proceeds from issuance of preferred stock	105,000	50,000
Proceeds from issuance of common stock	58	538
Payment of financing costs	(5,656)	(1,752)
Repayment of long-term debt and capital lease obligations	(1,347)	(14,297)

Net cash provided by financing activities	145,055	152,489

Net increase in cash and cash equivalents	52,918	11,501
Cash and cash equivalents at beginning of period	5,207	5,673

Cash and cash equivalents at end of period	$58,125	$17,174

Supplementary schedule of non-cash investing and financing activities:
Property and equipment additions included in accounts payable	$1,325	$9,815
Property and equipment acquired through capital lease obligations	1,438	2,261
Series D preferred stock issued for payment of preferred stock issuance costs	—	3,000
Receivable from stockholders for common stock	—	200
Accretion of redeemable preferred stock dividends	1,375	10,000
Supplemental disclosure of cash flow information:
Cash payment for interest, net of interest capitalized of $288 in 2001 and $1,591 in 2000	22,018	11,096

See accompanying notes to condensed consolidated financial statements.

BIRCH TELECOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended September 30, 2001

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Birch Telecom, Inc. (Birch) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Birch's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

2.  Reclassifications

    Certain items in the 2000 condensed consolidated financial statements have been reclassified to be consistent with the classification in the 2001 condensed consolidated financial statements.

3.  Capital Structure

    Since December 31, 2000, the following equity transactions occurred:

    Certain mandatory redemption rights of the series F preferred stock related to senior management retention expired during February 2001. As a result, the series F preferred stock has been presented as a component of stockholders' deficit at September 30, 2001.

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

4.  Senior Credit Facility

    The senior credit facility contains certain financial and operational covenants with which Birch must comply. On March 30, 2001, Birch amended certain terms of the senior credit facility, primarily financial covenants, in conjunction with the investment in series G preferred stock. Birch was in compliance with these amended covenants as of September 30, 2001.

5.  Going Concern

    Birch has incurred net losses of $30.1 million and $111.5 million for the three months and nine months ended September 30, 2001, respectively and $146.6 million for the year ended December 31, 2000. The net cash used in operating activities was $90.4 million for the nine months ended September 30, 2001 and $115.1 million for the year ended December 31, 2000. Since its inception, Birch has operated as a competitive telecommunications provider in select markets of certain incumbent local exchange carrier territories (primarily Southwestern Bell). Birch has financed its operating losses, which are primarily due to compensation of its workforce and costs to enter its targeted service areas, principally through the issuance of $115 million of senior notes, borrowings of $195 million on the senior credit facility and the issuance of $110 million of series F preferred stock and $105 million of series G preferred stock. At September 30, 2001 and December 31, 2000, Birch's outstanding debt amounted to $313.2 million and $266.1 million, respectively.

    According to cash projections prepared by Birch, existing cash and securities at September 30, will be sufficient to fund Birch through the end of 2001.

    Birch initiated a number of cost saving initiatives during the fourth quarter of 2000 and the first quarter of 2001, including the severance of 138 employees in November 2000 and 308 employees in February 2001. Along with the reduction in salaries, wages and related charges, Birch is developing alternate sales channels which should help our cost of acquiring a customer.

    While there is no guarantee that operating results will meet projections, it does appear that the funding discussed above will allow Birch to continue to operate as a going concern at least through 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

    Revenue. Revenue increased 47.7% to $47.8 million for the 2001 period compared to $32.4 million for the 2000 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. Our September 30, 2001 access lines increased by approximately 103,000 over September 30, 2000. As a percentage of total revenue, communications services were 96.9% for the 2001 period and 93.0% for the 2000 period, and equipment sales were 3.1% for the 2001 period and 7.0% for the 2000 period.

    Cost of services. Cost of services increased 29.8% to $28.0 million for the 2001 period compared to $21.6 million for the 2000 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margin increased 83.4% to $19.8 million (41.5% of revenue) for 2001 compared to $10.8 million (33.4% of revenue) for 2000. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based (UNE-P) local services as compared to resold services in the 2000 period. At September 30, 2001, 85.0% of our access lines were facility-based (UNE-P) compared to 70.0% at September 30, 2000. Additionally, long-distance margins increased associated with an increased focus on optimization of the long distance network.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased 20.8% to $32.9 million for the 2001 period compared to $41.6 million for the 2000 period primarily due to the buildout and market launch of the BellSouth Sales Division during the third and fourth quarters of 2000 and first quarter of 2001. We had 1,450 employees at September 30, 2001 compared to 1,891 employees at September 30, 2000.

    In 2001, we had a significantly increased customer base which increases billing costs and customer operations and the costs associated with the operation of our DSL network. These expenses have been offset by becoming significantly more efficient in corporate expenses. Professional services declined due to the completion of many of our back office functions and using internal resources to reduce consulting fees related to our network. We have significantly reduced our headcount, while still being able to provide a quality product to our customer base. We have decreased our marketing expense by focusing on our target customer base. Bad debt expense increased as a result of increased revenue.

    EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 57.4% to a loss of $13.1 million for the 2001 period compared to a loss of $30.8 million for the 2000 period.

    Depreciation and amortization. Depreciation and amortization increased 41.9% to $9.5 million for the 2001 period compared to $6.7 million for the 2000 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest. Interest expense increased 46.3% to $8.0 million for the 2001 period compared to $5.5 million for the 2000 period. The increase in interest expense was primarily a result of increased borrowings on our senior credit facility. Interest income increased 42.0% to $575,000 for the 2001 period compared to $405,000 for the 2000 period.

    Net loss. Net loss decreased 29.3% to $30.1 million for the 2001 period compared to $42.5 million for the 2000 period.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

    Revenue. Revenue increased 54.2% to $129.3 million for the 2001 period compared to $83.9 million for the 2000 period. The increase in revenue was primarily a result of new communications services sales in new and existing markets. Our September 30, 2001 access lines increased by approximately 103,000 over September 30, 2000. As a percentage of total revenue, communications services were 95.6% for the 2001 period and 91.7% for the 2000 period, and equipment sales were 4.4% for the 2001 period and 8.3% for the 2000 period.

    Cost of services. Cost of services increased 34.0% to $79.4 million for the 2001 period compared to $59.3 million for the 2000 period. The increase in cost of services was primarily the result of associated revenue increases. Gross margins increased 102.9% to $49.9 million (38.6% of revenue) for 2001 compared to $24.6 million (29.3% of revenue) for 2000. The increase in gross margin as a percentage of revenue was primarily the result of a greater percentage of revenue being derived from higher margin facility-based (UNE-P) local services as compared to resold services in the 2000 period. At September 30, 2001, 85.0% of our access lines were facility-based (UNE-P) compared to 70.0% at September 30, 2000. Additionally, long-distance margins increased associated with an increased focus on optimization of the long distance network.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.0% to $110.6 million for the 2001 period compared to $92.9 million for the 2000 period primarily due to the buildout and market launch of the BellSouth Sales Division during the third and fourth quarters of 2000 and first quarter of 2001. Non-recurring expenses of $4.2 million were charged to operations during the 2001 period, consisting of $3.6 million in severance pay related to the February 2001 reduction in workforce and $600,000 related to loss on disposition of certain leasehold improvements abandoned in conjunction with the reduction in force. We had 1,450 employees at September 30, 2001 compared to 1,891 employees at September 30, 2000.

    Professional services increased because certain back office functions were not started until late in the second quarter of 2000. Completion of many of our back office functions occurred during the last quarter of 2000 and the first quarter of 2001. We had a significantly increased customer base which increases billing costs and customer operations and the costs associated with the operations of our DSL network. Bad debt expense increased as a result of increased revenue.

    EBITDA, a commonly used measure by securities analysts of earnings before deducting interest, taxes, depreciation and amortization, increased 11.1% to a loss of $60.7 million for the 2001 period compared to a loss of $68.4 million for the 2000 period.

    Depreciation and amortization. Depreciation and amortization increased 68.9% to $28.0 million for the 2001 period compared to $16.6 million for the 2000 period. The increase in depreciation and amortization was primarily attributable to the depreciation of a larger base of property and equipment.

    Interest. Interest expense increased 59.0% to $24.5 million for the 2001 period compared to $15.4 million for the 2000 period. The increase in interest expense was primarily a result of increased borrowings on our senior credit facility. Interest income increased 7.6% to $1.8 million for the 2001 period compared to $1.7 million for the 2000 period.

    Net loss. Net loss increased 13.0% to $111.5 million for the 2001 period compared to $98.7 million for the 2000 period.

Liquidity and Capital Resources

    Operating Activities. Net cash used in operating activities was $90.4 million for the 2001 period, compared to $80.7 million for the 2000 period. Net cash used in operating activities was primarily used to fund our net losses of $111.5 million for the 2001 period and $98.7 million for the 2000 period.

    Investing Activities. Net cash used in investing activities was $1.7 million for the 2001 period, compared to $60.3 million for the 2000 period. For the 2001 period, net cash used in investing activities was primarily for capital expenditures to support our network and back office systems. This amount was partially offset by the maturity of our pledged securities. For the 2000 period, net cash used in investing activities was primarily used for the purchase of property and equipment related to the expansion of our networks, support systems and back office.

    Financing Activities. Net cash provided by financing activities was $145.1 million for the 2001 period, compared to $152.5 million for the 2000 period. In the 2001 period, net cash provided by financing activities was primarily from $105 million in net proceeds from the issuance of series G preferred stock and $47.0 million in borrowings on our senior credit facility. In the 2000 period, net cash provided by financing activities was primarily from $47.5 million in net proceeds from the issuance of series F preferred stock and $118 million in borrowings on our senior credit facility.

    In July 2001, Birch's largest stockholder purchased 71,530,874 shares of series G preferred stock for $25 million, and a number of holders of series B and series D preferred stock purchased an additional 3,720,917 shares of series G preferred stock for $1.3 million. For each dollar an existing series B or series D stockholder invested in series G preferred stock, the stockholder received a conversion price adjustment to one dollar's worth of series B or series D preferred stock, as applicable. We accomplished this recapitalization through the exchange of shares of series B or series D preferred stock, as applicable, for an equivalent number of series H or series I preferred stock, respectively.

    Liquidity. Our total assets increased to $238.2 million at September 30, 2001 from $214.6 million at December 31, 2000. This increase was primarily the result of an increase in cash and cash equivalents from the receipt of funds from additional equity investments by our largest stockholder in March and July of 2001, as described above. Also, our accounts receivable increased as a result of increased billings. These increases were partially offset by the reclassification of preferred stock issuance costs that were reclassified to additional paid in capital, which is discussed in Note 3 to the financial statements, and the maturity of pledged securities that are restricted for payment of the semi-annual interest on our 14% senior notes. At September 30, 2001, we had approximately $58.1 million of cash and cash equivalents.

    At September 30, 2001, our current assets of $85.9 million exceed our current liabilities of $45.2 million, resulting in working capital of $40.7 million and a $50.6 million increase compared to negative working capital of $9.9 million at December 31, 2000. At December 31, 2000, our current liabilities of $47.8 million exceeded our current assets of $37.8 million. The increase in working capital was primarily attributable to the receipt of funds from the March and July 2001 equity investment by our largest stockholder. Also, our accounts receivable increased from related billing increases, and our accounts payable decreased significantly as a result of a reduction in capital spending.

    Our primary uses of capital over the next few years will be to fund capital expenditures and operating losses arising out of the implementation of our expansion plans. Our growth will require us to expand our infrastructure through capital expenditures and our entry into new markets typically involves a period of operating losses prior to the achievement of a sufficient customer base to produce operating profits. In addition, a substantial portion of our available cash is dedicated to servicing the interest payments on our outstanding debts.

    We currently have 150 collocations in service for our recently completed DSL network. We do not believe that we will continue to incur significant additional capital expenditures for our DSL buildout in the short term, now that we have commenced DSL service in the Southwestern Bell region. At the present time, we do not intend to provide DSL service via our own network to the BellSouth region; however, we may offer DSL service to our BellSouth customers through a wholesale arrangement. We do not believe that the growth of our long distance and customer premises equipment business will require significant capital expenditures over the near term.

    In the 2001 period, capital expenditures were approximately $9.5 million. Our business plan called for us to expand our services into the BellSouth region during the first and second quarters of 2001. We began serving the BellSouth region during the first quarter of 2001 and continued our expansion into that region during the second quarter of 2001, adding a total of 14 markets within the region. We will evaluate opportunities in other markets depending on market conditions and availability of capital. We currently estimate that the cash required to fund capital expenditures will be approximately $15.0 million to $25.0 million annually for both 2001 and 2002, consisting primarily of purchase, installation and expansion of switches, collocations and transmission equipment for our local and data networks. Our financial covenants under our senior credit facility restrict the amount of capital expenditures that we may incur in a given year. The maximum we may spend under the covenant is $25.0 million annually in 2001 through 2003 and $35.0 million annually in 2004 through 2006.

    The development and expansion of our business will continue to require significant capital to fund debt service requirements and negative operating cash flow. We expect to continue to generate operating losses for the foreseeable future.

    We currently project that our cash on hand will be sufficient to fund our business plan at least through the second quarter of 2002. This projection is based in part on our estimates of future operating results and the pace of implementing our business plan. The future cost of expanding our network, as well as our future revenues and operating expenses, will depend on a variety of factors (including our ability to meet our expansion schedules, the number of customers and services for which they subscribe, the nature and penetration of new services that we may offer, the actions of our competitors, regulatory changes and changes in technology), many of which are not in our control. Actual costs and revenues will likely vary from expected amounts, possibly to a material degree, and these variations are likely to affect our future capital requirements. Accordingly, we may be required to raise substantial additional capital in amounts significantly greater than we expect and sooner than we expect, and our current projections may prove inaccurate. Currently, we believe we will need to secure additional financing in the first or second quarter of 2002 to continue to finance our business plan and to service our existing debt. We may also need to refinance or otherwise retire all or a portion of our existing debt on or before maturity. We cannot assure that we will be able to raise additional capital, refinance or otherwise retire any of our existing debt on satisfactory terms or at all.

    If we raise additional funds through incurring debt, our interest expense obligations would increase, our debt to equity ratio would weaken, and we would likely become subject to additional or more restrictive covenants. In addition, the terms of our senior credit facility and our senior notes each restrict our ability to obtain additional debt financing. In the event that we are unable to obtain additional capital, refinance or otherwise retire our existing debt or do either on acceptable terms or in sufficient amounts, we would be in default under our senior credit facility agreement and our senior notes indenture and would be required to delay the development of our business plan or take other actions that could materially and adversely affect our business, operating results and financial condition, including the liquidation of our assets or the filing of a petition in bankruptcy.

    We are currently evaluating available strategic alternatives. These alternatives could include restructuring our existing debt, repurchasing our debt for cash or equity, and/or a combination with another telecommunications provider. Pending a final determination regarding our strategic alternatives, we may elect to cease paying interest on our outstanding senior notes. We have retained Credit Suisse First Boston to assist us in connection with a potential restructuring.

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

    In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. This new standard, when in effect, will supersede SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of", providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS Statement No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated.

    Statement 144 will also supersede the section of the Accounting Principles Board (APB) Opinion 30, which prescribes reporting for the effects of a disposal of a segment of a business. This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity.

    In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. Birch is currently assessing its legal obligations. This statement is effective for fiscal years beginning after June 15, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The Company amends interconnection agreements on a regular basis in the ordinary course of business. We feel that these amendments are not material and are not required to be included with these filings. Also, these agreements are public record and are available from the state regulatory agencies.

  (b)
  Reports on Form 8-K.

        None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRCH TELECOM, INC. (REGISTRANT)
DATE: NOVEMBER 14, 2001	BY:	/S/ DAVID M. HOLLINGSWORTH David M. Hollingsworth Chief Financial Officer and Senior Vice President—Engineering and Operations

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE